Form 10-Q
period 1996-03-31
CAPMAC HOLDINGS INC
filed 1996-05-14
CIK 889906

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number: 1-14096


                              CapMAC Holdings Inc.
             (Exact name of registrant as specified in its charter)


                                    Delaware
                            (State of Incorporation)

                                885 Third Avenue
                            New York, New York 10022
                    (Address of principal executive offices)
                                   13-3670828
                        (IRS employer identification no.)
                                 (212) 755-1155
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         As of April 30, 1996, 15,965,995 shares (net of treasury shares) of Common Stock, par value $0.01 per share of the Registrant were outstanding.




                                 Page 1 of Pages 24
                            Index to Exhibits on Page 16

                     CapMAC Holdings Inc. and Subsidiaries

INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Consolidated Financial Statements
           Consolidated Balance Sheets - March 31, 1996 and
             December 31, 1995                                                4

           Consolidated Statements of Income - three months ended
             March 31, 1996 and March 31, 1995                                5

           Consolidated Statements of Stockholders Equity - three
             months ended March 31, 1996                                      6

           Consolidated Statements of Cash Flows - three months
             ended March 31, 1996 and March 31, 1995                          7

           Notes to Consolidated Financial Statements                         8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9


PART II    OTHER INFORMATION, AS APPLICABLE

Item 6.    Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   15

INDEX TO EXHIBITS                                                            16



Part 1 - Financial Information
Item 1 - Financial Statements of CapMAC Holdings Inc. and Subsidiaries

                      CapMAC HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                   (Unaudited)

                                    CapMAC Holdings Inc. and Subsidiaries
                                         Consolidated Balance Sheets
                                           (Dollars in thousands)

                                                  ASSETS

                                                                                                 March 31,1996  December 31,1995
                                                                                                  (Unaudited)
Investments:
Bonds at fair value (amortized cost $258,874 at March 31, 1996
and $210,651 at December 31, 1995) ..........................................................     $ 259,226        215,706
Short-term investments (at amortized cost which approximates fair
value) ......................................................................................        50,380         82,019
Investment in affiliates ....................................................................        35,023         32,033
   Total investments ........................................................................       344,629        329,758
                                                                                                  ---------      ---------
Cash ........................................................................................           909          1,033
Accrued investment income ...................................................................         3,356          3,136
Deferred acquisition costs ..................................................................        37,559         35,162
Premiums receivable .........................................................................         3,463          3,540
Prepaid reinsurance .........................................................................        13,379         13,171
Other assets ................................................................................         2,823          5,473
   Total assets .............................................................................     $ 406,118        391,273
                                                                                                  =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Unearned premiums ...........................................................................     $  50,266         45,767
Reserve for losses and loss adjustment expenses .............................................         7,261          6,548
Ceded reinsurance ...........................................................................         2,773          2,469
Accounts payable and other accrued expenses .................................................        12,904         11,367
Senior notes ................................................................................        15,000         15,000
Current income taxes ........................................................................         5,494          3,264
Deferred income taxes .......................................................................         9,324         10,776
   Total liabilities ........................................................................       103,022         95,191
Minority Interest ...........................................................................        21,398         19,563
                                                                                                  ---------      ---------
Stockholders' Equity:
Common  Stock - $0.01 par value per share;  50,000,000  shares  are  authorized;
15,966,032 shares issued March 31, 1996 and
December 31, 1995; 15,965,995 shares outstanding at March 31, ...............................           160            160
1996 and December 31, 1995; Preferred Stock - $0.01 par value per share; 20,000,000 shares are authorized
Additional paid-in capital ..................................................................       223,400        223,400
Unrealized (depreciation) appreciation on investments, net of tax ...........................        (2,244)         2,443
Retained earnings ...........................................................................        66,610         57,029
Unallocated ESOP shares .....................................................................        (6,227)        (6,497)
Cumulative translation adjustment, net of tax ...............................................            (1)           (16)
   Total stockholders' equity ...............................................................       281,698        276,519
                                                                                                  ---------      ---------
   Total liabilities, minority interest,  and stockholders' equity ..........................     $ 406,118        391,273
                                                                                                  =========      =========

          See accompanying notes to consolidated financial statements.

                                    CapMAC Holdings Inc. and Subsidiaries
                                      Consolidated Statement of Income
                                                 (Unaudited)
                                           (Dollars in thousands)

                                                                                                    Three Months Ended
                                                                                               March 31, 1996  March 31, 1995
Revenues:
Direct premiums written .....................................................................     $ 14,155        16,838
Assumed premiums written ....................................................................          874           154
Ceded premiums written ......................................................................       (1,910)       (3,093)
                                                                                                  ---------     --------
   Net premiums written .....................................................................       13,119        13,899
Increase in unearned premiums ...............................................................       (4,291)       (6,798)
                                                                                                  ---------     --------
   Net premiums earned ......................................................................        8,828         7,101
Advisory fees ...............................................................................        9,549         2,024
Net investment income .......................................................................        4,111         2,811
Net realized capital gains ..................................................................          149             9
Other income ................................................................................          610           262
                                                                                                   ---------    --------
   Total revenues ...........................................................................       23,247        12,207
                                                                                                  ---------     --------
Expenses:
Losses and loss adjustment expenses .........................................................        1,075           696
Underwriting and operating expenses .........................................................        5,069         4,080
Policy acquisition costs ....................................................................        2,064         1,725
Interest expense ............................................................................          301           301
                                                                                                  ---------     --------
   Total expenses ...........................................................................        8,509         6,802
                                                                                                  ---------     --------
   Income before income taxes and minority interest .........................................       14,738         5,405
                                                                                                  ---------     --------
Income Taxes:
Current income tax ..........................................................................        3,899         1,024
Deferred income tax .........................................................................          987           541
   Total income taxes .......................................................................        4,886         1,565
                                                                                                  ---------     --------
   Income before minority interest ..........................................................        9,852         3,840
                                                                                                  ---------     --------
   Minority interest ........................................................................           48          --
                                                                                                  ---------     --------
   NET INCOME ...............................................................................     $  9,900         3,840
                                                                                                  =========     ========
Primary earnings per share ..................................................................     $   0.57          0.28
Fully diluted earnings per share ............................................................     $   0.57          0.28
                                                                                                  ---------     --------


                See accompanying notes to consolidated financial statements.

                                    CapMAC Holdings Inc. and Subsidiaries
                               Consolidated Statement of Stockholders' Equity
                                                 (Unaudited)
                                           (Dollars in thousands)


                                                                                               Three Months Ended
                                                                                                 March 31, 1996

Common stock:
Balance at beginning of period ..............................................................      $     160
                                                                                                   ---------
   Balance at end of period .................................................................            160
                                                                                                   ---------

Additional paid-in capital:
Balance at beginning of period ..............................................................        223,400
                                                                                                   ---------
   Balance at end of period .................................................................        223,400
                                                                                                   ---------

Unrealized (depreciation) appreciation on investments, net of tax:
Balance at beginning of period ..............................................................          2,443
Unrealized depreciation on investments ......................................................         (4,687)
   Balance at end of period .................................................................         (2,244)
                                                                                                   ---------

Retained earnings:
Balance at beginning of period ..............................................................         57,029
Net income ..................................................................................          9,900
Dividends paid ..............................................................................           (319)
   Balance at end of period .................................................................         66,610
                                                                                                   ---------

Unallocated ESOP shares:
Balance at beginning of period ..............................................................         (6,497)
Allocation of ESOP shares ...................................................................            270
   Balance at end of period .................................................................         (6,227)
                                                                                                   ---------

Cumulative translation adjustment, net of tax:
Balance at beginning of period ..............................................................            (16)
Translation adjustment ......................................................................             15
   Balance at end of period .................................................................             (1)
                                                                                                   ---------

   Total stockholders' equity                                                                      $ 281,698
                                                                                                   =========

          See accompanying notes to consolidated financial statements

                                    CapMAC Holdings Inc. and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                           (Dollars in thousands)


                                                                                                      Three Months Ended
                                                                                                  March 31,1996 March 31,1995
Cash flows from operating activities:
Net income ..................................................................................     $   9,900          3,840
                                                                                                  ---------      ---------
Adjustments  to reconcile  net income to net cash  provided  (used) by operating activities:
   Reserve for losses and loss adjustment expenses ..........................................           713            696
   Unearned premiums ........................................................................         4,499          8,075
   Deferred acquisition costs ...............................................................        (2,397)        (2,662)
   Premiums receivable ......................................................................            77         (3,241)
   Accrued investment income ................................................................          (220)           400
   Income taxes payable .....................................................................         3,217           (897)
   Net realized capital gains ...............................................................          (149)            (9)
   Accounts payable and other accrued expenses ..............................................         1,537          4,120
   Prepaid reinsurance ......................................................................          (208)        (1,277)
   Other, net ...............................................................................           277          1,223
         Total adjustments ..................................................................         7,346          6,428
                                                                                                  ---------      ---------
   Net cash provided by operating activities ................................................        17,246         10,268
Cash flows from investing activities:
Cash flows from investing activities:
Purchases of investments ....................................................................      (108,578)       (26,940)
Purchases of investments in affiliates ......................................................        (3,333)          --
Proceeds from sale of investments ...........................................................         6,158          4,072
Proceeds from maturities of investments .....................................................        86,281         12,561
   Net cash used in investing activities ....................................................       (19,472)       (10,307)
                                                                                                  ---------      ---------
Cash flows from financing activities: Cash flows from financing activities:
Allocation of ESOP ..........................................................................           270            281
Minority interest capital contribution to CapMAC Asia .......................................         2,151           --
Dividends paid ..............................................................................          (319)          --
   Net cash provided by financing activities ................................................         2,102            281
                                                                                                  ---------      ---------
Net (decrease) increase in cash
Net increase (decrease) in cash .............................................................          (124)           242
Cash balance at beginning of period .........................................................         1,033            883

   Cash balance at end of period ............................................................     $     909          1,125
                                                                                                  =========      =========
Supplemental disclosures of cash flow information:
Income taxes paid ...........................................................................     $   1,655          2,463
                                                                                                  =========      =========


          See accompanying notes to consolidated financial statements.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1996

1.       Organization and Ownership
         CapMAC Holdings Inc. ("Holdings" or the "Company"), a Delaware corporation, is the sole stockholder of Capital Markets Assurance Corporation ("CapMAC"), and CapMAC Financial Services, Inc.("CFS"). CapMAC Financial Services (Europe) Limited ("CFS (Europe)") is a subsidiary of CFS. The Company is also a lead investor in CapMAC Asia Ltd.("CapMAC Asia").

         Holdings provides financial guaranty insurance, principally of asset-backed obligations, through CapMAC. CapMAC's claims paying ability is rated triple-A by Moody's Investor Service, Inc., Standard & Poor's Ratings Services, Duff and Phelps Credit Rating Co. and Nippon Investors Service, Inc., a Japanese rating agency. Holdings also provides advisory and structuring services in connection with asset-backed financings, through CFS. On December 19, 1995 Holdings sold 2,500,000 new shares of its common stock in an initial public offering.

2.       Basis of Presentation
         The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the full year ending December 31, 1996. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited financial statements of CapMAC Holdings Inc. and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission on March 31, 1996.

3.       Reclassifications
         Certain prior period balances have been reclassified to conform to the current period presentation.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

CapMAC Holdings Inc. ("Holdings" or the "Company"), a Delaware corporation, is the sole stockholder of Capital Markets Assurance Corporation ("CapMAC"), and CapMAC Financial Services, Inc. ("CFS"). CapMAC Financial Services (Europe) Limited ("CFS (Europe)") is a subsidiary of CFS. The Company is also a lead investor in CapMAC Asia Ltd.("CapMAC Asia").


Results of Operations

Quarter Ended March 31, 1996 versus Quarter Ended March 31, 1995

The Company reported record net income of $9.9 million, a 158% increase over net income of $3.8 million reported during the first quarter of 1995. Primary earnings per share and earnings per share on a fully diluted basis were $0.57 during the first quarter of 1996, a 104% increase over $0.28 during the first quarter of 1995.

Total revenues during the first quarter of 1996 were $23.2 million, an increase of 90% from $12.2 million during the first quarter of 1995. This increase was primarily due to higher advisory fees, premiums earned and net investment income.

For the first quarter of 1996, gross premiums written were $15.0 million, a decrease of 12% from $17.0 million for the same period in 1995. The decrease in gross premiums written was the result of a lower volume of secondary market transactions which typically collect premiums in a single payment on the policy inception date. However, the amount of premiums ceded to reinsurers decreased from $3.1 million during the first quarter of 1995 to $1.9 million in the first quarter of 1996. On January 1, 1996, CapMAC reassumed the liability for all policies previously reinsured by Winterthur Swiss Insurance Company ("Winterthur"). As a result, CapMAC reassumed approximately $1.4 billion of principal insured by Winterthur as of December 31, 1995. In connection with this reassumption of liability, Winterthur commuted unearned premiums, net of ceding commission and federal excise tax of $2.0 million. Net premiums earned were $8.8 million for the first quarter of 1996, an increase of 24% from $7.1 million for the corresponding period in 1995.

CapMAC collects premiums primarily on an installment basis over the term of the insurance policy and, to a lesser extent, on a one-time, up-front basis at the time the insurance policy is issued. Due to the annuity nature of premium income, CapMAC has an embedded future revenue stream which will be collected and recognized over the term of the book of business, not only in the year the business is written. CapMAC reflects a relatively small portion of the expected future revenue on the business written in the current period as premium earnings in the same period. The total estimated present value of future revenues "PFR" includes premiums (net of ceded premiums) and ceding commission income contractually due to or to be earned by CapMAC in the future under outstanding policies.

Business originated or renewed in the first quarter of 1996 was estimated to generate $13.1 million of PFR, a decrease of 22% over the same period in 1995. Correspondingly, the amount of guarantees issued (gross par written) decreased from $2.8 billion in the first quarter of 1995 to $1.3 billion in the first quarter of 1996, representing a decrease of 52%. These decreases resulted from CapMAC insuring several conduits and one large consumer receivable transaction during the first quarter of 1995. At March 31, 1996, CapMAC had 493 policies outstanding which are expected to generate $168.3 million of PFR, up approximately 8% from $155.4 million at December 31, 1995 relating to 476 policies outstanding at such date. The discount rate used for purposes of the PFR calculation was 7% for the first quarters of 1996 and 1995. Unearned premiums, representing premiums collected but not yet earned, increased by $4.5 million from December 31, 1995 to a total of $50.3 million at March 31, 1996.

At March 31, 1996, net par insured and outstanding was $14.0 billion, up 11% from $12.6 billion at December 31, 1995. The remaining weighted average life of the insured portfolio was estimated to be 6.3 years at March 31, 1996 and 6.0 years at December 31, 1995.

Advisory fees increased 372% from $2.0 million in the first quarter of 1995 to $9.5 million in the first quarter of 1996. The increase in advisory fees received by CFS related to the closing of transactions which involved significant advisory and structuring services provided by CFS.

Other income increased $0.3 million from $0.3 million in the first quarter of 1995 to $0.6 million in the first quarter of 1996.

Net investment income was $4.2 million in the first quarter of 1996 and $2.8 million for the corresponding period in 1995. Average assets available for investment increased from $216.1 million at March 31, 1995 to $301.0 million at March 31, 1996. The increase was primarily due to investing the proceeds of the initial public offering of the Company's common stock completed in December 1995 as well as the private placement of the Company's common stock to Centre Reinsurance Limited concurrent with the public offering and to ORIX USA Corporation in July 1995. The average annualized pre-tax yield on the investment portfolio increased from 6.8% in the first quarter of 1995 to 6.9% in the first quarter of 1996 due to a higher interest rate environment. The average after-tax yield on the investment portfolio increased from 4.4% in 1995 to 4.5% in 1996. Net realized capital gains in the first quarter of 1996 were $0.1 million higher than the same period in 1995. The amount of tax-exempt securities held in the Company's investment portfolio decreased from 60% at March 31, 1995 to 59% at March 31, 1996.

Total expenses were $8.5 million in the first quarter of 1996, an increase of 25% from $6.8 million in the first quarter of 1995. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

CapMAC maintains a reserve for losses and loss adjustment expenses which consists of a Supplemental Loss Reserve ("SLR") and, if appropriate, a case basis loss reserve for expected levels of defaults resulting from credit failures on currently insured issues. The SLR is based on estimates of the portion of earned premiums required to cover those claims. A case basis loss reserve is established for insured obligations when, in the judgment of management, a default in the timely payment of debt service is imminent. For defaults considered temporary, a case basis loss reserve is established in an amount equal to the present value of the anticipated defaulted debt service payments over the expected period of default. If the default is judged not to be temporary, the present value of all remaining defaulted debt service payments is recorded as a case basis loss reserve. Anticipated salvage recoveries are considered in establishing case basis loss reserves when such amounts are reasonably estimable. Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses were $1.1 million in the first quarter of 1996 compared to $0.7 million in the first quarter of 1995. At March 31, 1996, the Company had a net case basis loss reserve of $295,000 as a result of CapMAC's first claim in 1995.

Underwriting and operating expenses were $5.1 million in the first quarter of 1996, a 24% increase from

$4.1 million in the first quarter of 1995. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by the deferral to future periods of certain costs related to CapMAC's acquisition of new business and ceding commission income. Gross underwriting and operating expenses were $9.5 million and $8.5 million in the first quarter of 1996 and 1995, respectively. The increase in underwriting and operating expenses was due to increased compensation costs and other operating costs. Staff and benefit-related expenses, including the discretionary bonuses to employees, constituted approximately 71% of gross underwriting and operating expenses in the first quarter 1996 compared to 69% in the first quarter 1995. The Company maintains a discretionary bonus plan under which annual bonuses are awarded to employees. As of March 31, 1996 and March 31, 1995, $2.5 million and $1.9 million were accrued, respectively, for payment of bonuses under such plan. Underwriting and operating expenses deferred by CapMAC were $4.4 million in the first quarter of 1996 and 1995.

Policy acquisition costs represent the amortization of deferred acquisition costs ("DAC"), which are those expenses incurred by CapMAC in acquiring new business. The increase in policy acquisition costs from $1.7 million in the first quarter of 1995 to $2.1 million in the first quarter of 1996 relates to the increase in premiums earned in the corresponding periods. Interest expense related to the senior debt was $0.3 million in the first quarter of 1996 and 1995. In the first quarter of 1996 and 1995, the Company had net tax expense of $4.9 million and $1.6 million, respectively. The Company's effective tax rate was 33.2% and 29.0% for the first quarter of 1996 and 1995, respectively. The effective tax rates during these periods were lower than the statutory tax rate of 35% in 1996 and 1995 primarily due to tax-exempt interest income. As of March 31, 1996, tax-exempt interest income of $2.3 million represented 16% of earnings before taxes ("EBT") compared to $1.7 million which represented 31% of EBT in the first quarter of the prior year.


Liquidity and Capital Resources

The Company and Holdings. The operations of the Company are conducted primarily through CapMAC and CFS, wholly owned subsidiaries of Holdings. The liquidity of Holdings both on a short-term (less than twelve months) and long-term (twelve months or longer) basis will be dependent on several factors including borrowings, equity issuances and dividends from CFS and CapMAC. Holdings requires liquidity for payment of dividends to shareholders, investment in international business ventures and debt service. Additionally, Holdings is required to purchase common stock in three derivatives products subsidaries of the Mutual Life Assurance Company of Canada (such subsidiaries, the "TMG Group") for approximately $13 million no later than February 27, 2000, and it has agreed to invest an additional amount of $6 million in CapMAC Asia. Currently, no dividends are expected to be received by Holdings from CapMAC.

Management believes that the Company's operating liquidity needs, both on a short-term basis and long-term basis, can be funded exclusively from its operating cash flow. The Company has a number of sources of liquidity which it expects to have available to pay claims on a short- and long-term basis: the cash flow from its written premiums, advisory fees collected, its investment portfolio and the earnings thereon, its bank line of credit, its reinsurance arrangements with third-party reinsurers, the capital markets and, under certain circumstances, realizations from collateral underlying its insured transactions.

The Company has no material commitments for capital expenditures, although it has the strategic alliance investment commitments referred to above. The total liquidity resources of the Company represented by its investment income, its premium and advisory fees collections and its liquidity arrangements are, in management's opinion, adequate to meet the Company's cash needs.

CapMAC. CapMAC's primary sources of funds are from premiums received and earnings from its investment portfolio. Currently CapMAC's primary use of funds is to pay operating expenses. In the event of a default by an issuer of an insured obligation and upon exhaustion of other liquidity sources in the transaction, such as the cash flow from the collateral underlying such obligations, funds from CapMAC's investment portfolio may be required to satisfy claims. CapMAC generally insures asset-backed transactions which have been structured to address liquidity risks through, among other measures, the addition of other liquidity sources, such as banks, to transactions. The insurance policies issued by CapMAC provide, in general, that payment of principal, interest and other amounts insured by CapMAC may not be accelerated by the holder of the obligation but are paid by CapMAC in accordance with the obligation's original payment schedule or, at CapMAC's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under
Article 69 of the New York Insurance Law and serve to reduce CapMAC's liquidity requirements.

The Company has a conservative investment strategy of investing in U.S. government and agency obligations and securities that are rated "A" or better by the major rating agencies. The Company has readily marketable, high quality, fixed income securities and short-term investments in its investment portfolio. The average contractual maturity of securities within the investment portfolio was 6.3 years and 4.7 years at March 31, 1996 and December 31, 1995, respectively. The average duration of the investment portfolio at March 31, 1996 and December 31, 1995 was 3.9 years and 3.5 years, respectively. At March 31, 1996, the amortized cost of the Company's investment portfolio was approximately $309.3 million (fair value of $309.6 million). The Company manages its investments with the objectives of preserving its capital and claims-paying ability, maintaining a high level of liquidity, minimizing taxes and, within these constraints, optimizing long-term total return.

CapMAC has available a $100 million, standby corporate liquidity facility presently scheduled to terminate in June 1998 which, if necessary, is available (subject to satisfaction of customary drawing conditions) to provide funds for any claim payments under its policies. Such drawing conditions include a requirement that CapMAC maintain at least $140 million of "Tangible Net Worth," which is defined as the difference between the market value of CapMAC's portfolio of marketable securities plus the amount of its cash on hand and the total liabilities and reserves of CapMAC determined in accordance with GAAP, excluding any loans made under the liquidity facility. As of March 31, 1996, CapMAC's Tangible Net Worth was $223.3 million. The liquidity facility is provided by a consortium of banks headed by Bank of Montreal, as agent, which is rated A1+ and P1 by Standard & Poor's Rating Services (S&P) and Moody's Investors Service, Inc., respectively. As of March 31, 1996, CapMAC has not borrowed under this corporate liquidity facility.

Reinsurance arrangements provide a further source of liquidity to CapMAC. CapMAC actively pursues reinsurance as a means of diversifying and reducing risk, enhancing return on capital and adding underwriting capacity. In addition to its facultative and treaty reinsurance agreements, CapMAC has a "stop-loss"
reinsurance treaty with Mitsui Marine and Fire Insurance Co., Ltd. which indemnifies CapMAC for up to $50 million of incurred losses above $100 million.

Effective April 1, 1994, CapMAC and Luxembourg European Reinsurance LURECO S.A. ("Lureco"), entered into a Per Annum Aggregate Reinsurance Treaty (the "Lureco Treaty") pursuant to which Lureco reinsures CapMAC for certain losses and related expenses, including all amounts which have been incurred by CapMAC for anticipated settlement of claims regardless of whether such amounts have been paid by CapMAC. The Lureco Treaty provides that the annual reinsurance premium payable by CapMAC to Lureco, after deduction of the reinsurer's fee payable to Lureco, be deposited in a trust account (the "Lureco Trust Account") to be applied by CapMAC, at its option, to offset losses and loss expenses incurred by CapMAC in connection with incurred claims. Amounts on deposit in the Lureco Trust Account which have not been applied against claims are contractually due to CapMAC at the termination of the treaty. The agreement is renewable annually at CapMAC's option, subject to certain conditions. The agreement was renewed for the 1996 policy year and provides $7 million of loss coverage in excess of the premium deposit amount of $5.0 million retained in the Lureco Trust Account. Additional coverage is provided for losses incurred in excess of 200% of the net premiums earned up to $4 million for any one agreement year. In September 1995, claims incurred of approximately $2.5 million on an insurance policy were applied against the Lureco Trust Account. At March 31, 1996, the majority of CapMAC's reinsurance capacity was held by reinsurers who were rated AA or better by S&P. CapMAC monitors the creditworthiness of all of its reinsurers on a regular basis.

At March 31, 1996, CapMAC had statutory qualified capital, which consisted of statutory capital, unassigned surplus and contingency reserves, of $245 million up from $240 million at December 31,1995. CapMAC's policyholders' leverage ratio, which is measured by the ratio of net principal and interest insured to statutory qualified capital, was 63 to 1 at December 31, 1995 and 68 to 1 at March 31, 1996. These ratios were within aggregate limits permissible under New York State Financial Guaranty Law. CapMAC's claims-paying resources as defined by the Company (which includes statutory qualified capital, PFR and stop-loss reinsurance) stood at $463.7 million and $445.3 million at March 31, 1996 and December 31, 1995, respectively.

CapMAC Financial Services. The primary sources of funds for CFS are payments by CapMAC under a service agreement between CFS and CapMAC (the "CFS Servicing Agreement") and the collection of advisory fees for providing advisory and structuring services to third parties. In addition, both CFS and CFS (Europe) generate earnings from their respective investment portfolios. At March 31, 1996, the amortized cost and fair value of the consolidated CFS portfolio was $14.2 million. The entire portfolio was highly liquid with maturities of less than one year. The primary use of the funds of CFS is to pay its operating expenses. All of the Company's personnel are employed by CFS. Under the CFS
Servicing Agreement, CFS allocates expenses to CapMAC for services provided to CapMAC. It is intended that a portion of CFS' funds be used to pay dividends to Holdings in order that Holdings will have funds available to pay dividends and satisfy its obligations.

PART II - OTHER INFORMATION


Items 1,2,3,4     are omitted either because  they are  inapplicable or  because
      and 5.      the answer to such questions is negative.


Item 6.      Exhibits and Reports on Form 8-K

                (a)Exhibits

                   11. Computation of Earnings  Per Share Assuming Full Dilution

                   27. Financial Data Schedule

                   99. Additional Exhibits - Capital   Markets   Assurance
                       Corporation Financial Statements

                (b)Reports on Form 8-K - No  Reports  on Form 8-K were  filed in this quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              CapMAC Holdings Inc.
                                   Registrant


Date: May 14, 1996               /s/ Paul V. Palmer
                                 Paul V. Palmer
                              Managing Director and
                             Chief Financial Officer


Date: May 14, 1996            /s/ Gerard Edward Murray
                              Gerard Edward Murray
                               Vice President and
                                   Controller
                         (Principal Accounting Officer)

                                 Exhibit Index

                                                                    Page Number
                                                                   in Sequential
Exhibit No.                         Exhibit                         Number Copy

  11.       Computation of Earnings Per Share Assuming Full Dilution     17

  27.       Financial Data Schedule                                      18

  99.       Capital Markets Assurance Corporation Financial Statements   19