Form 10-Q
period 1996-06-30
CAPMAC HOLDINGS INC
filed 1996-08-13
CIK 889906

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of July 31, 1996, 16,083,696 shares (net of treasury shares) of Common Stock, par value $0.01 per share of the Registrant were outstanding.




                               Page 1 of 27 Pages
                          Index to Exhibits on Page 19

                     CapMAC Holdings Inc. and Subsidiaries


INDEX

PART I   FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 1996
          and December 31, 1995                                              4

          Consolidated Statements of Income - three months ended
          and six months ended June 30, 1996 and June 30, 1995               5

          Consolidated Statements of Stockholders' Equity - six months
          ended June 30, 1996                                                6

          Consolidated Statements of Cash Flows - six months
          ended June 30, 1996 and June 30, 1995                              7

          Notes to Consolidated Financial Statements                         8

Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         9


PART II  OTHER INFORMATION, AS APPLICABLE

Item 4    Submission of Matters to a Vote of Security Holders               16

Item 6.   Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                  18

INDEX TO EXHIBITS                                                           19



Part 1   -  Financial Information

Item 1   -  Financial Statements of CapMAC Holdings Inc.  and Subsidiaries.

                      CapMAC HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                                   (Unaudited)

                      CapMAC Holdings Inc. And Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                     ASSETS

                                                                                June 30,1996         December 31,1995
                                                                                 (Unaudited)
Investments:
Bonds at fair value (amortized cost $282,241 at June 30, 1996 and
$210,651 at December 31, 1995) .................................................   $    280,706         215,706
Short-term investments (at amortized cost which approximates fair
value) .........................................................................         37,009          82,019
Investment in affiliates .......................................................         34,815          32,033
   Total investments ...........................................................        352,530         329,758
                                                                                   ----------------------------
Cash ...........................................................................            959           1,033
Accrued investment income ......................................................          3,715           3,136
Deferred acquisition costs .....................................................         39,904          35,162
Premiums receivable ............................................................          3,232           3,540
Prepaid reinsurance ............................................................         16,175          13,171
Other assets ...................................................................          6,928           5,473
   Total assets ................................................................   $    423,443         391,273
                                                                                   ============================
                                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Unearned premiums ..............................................................   $     56,743          45,767
Reserve for losses and loss adjustment expenses ................................          8,369           6,548
Ceded reinsurance ..............................................................          2,395           2,469
Accounts payable and other accrued expenses ....................................         15,959          11,367
Senior notes ...................................................................         15,000          15,000
Current income taxes ...........................................................          6,110           3,264
Deferred income taxes ..........................................................          9,177          10,776
   Total liabilities ...........................................................        113,753          95,191
                                                                                   ----------------------------
Minority Interest ..............................................................         21,241          19,563
                                                                                   ----------------------------
Stockholders' Equity:
Preferred stock - $0.01 par value per share; 20,000,000 shares are
authorized; none outstanding at June 30, 1996 and December 31, 1995 ............           --              --
Common  stock - $0.01 par value per share;50,000,000 shares are authorized;
15,966,487 and 15,966,032    shares issued June 30, 1996, and December 31, 1995;
15,966,450 and 15,965,995 shares
outstanding at June 30, 1996, and December 31, 1995 ............................            160             160
Additional paid-in capital .....................................................        223,245         223,400
Unrealized (depreciation) appreciation on investments, net of tax ..............         (3,619)          2,443
Retained earnings ..............................................................         74,625          57,029
Unallocated ESOP shares ........................................................         (5,961)         (6,497)
Cumulative translation adjustment, net of tax ..................................             (1)            (16)
                                                                                   ----------------------------
   Total stockholders' equity ..................................................        288,449         276,519
                                                                                   ----------------------------
   Total liabilities, minority interest, and stockholders' equity ..............   $    423,443         391,273
                                                                                   ============================

          See accompanying notes to consolidated financial statements.

                      CapMAC Holdings Inc. And Subsidiaries
                      Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                      Three Months Ended       Six Months Ended
                                                                            June 30                June 30
                                                                       1996        1995        1996        1995
Revenues:
Direct premiums written .......................................... $ 18,622      16,000      32,777      32,838
Assumed premiums written ..........................................     150         669       1,024         823
Ceded premiums written ............................................  (5,103)     (2,553)     (7,013)     (5,646)
                                                                                                       --------
   Net premiums written ...........................................  13,669      14,116      26,788      28,015
Increase in unearned premiums .....................................  (3,681)     (6,813)     (7,972)    (13,611)
                                                                                                       --------
   Net premiums earned ............................................   9,988       7,303      18,816      14,404
Advisory and other fees ...........................................   5,705       2,869      15,577       5,155
Net investment income .............................................   3,808       3,088       7,919       5,899
Net realized capital gains ........................................      19         145         168         154
Other income ......................................................      51        --           107        --
                                                                                                       --------
   Total revenues .................................................  19,571      13,405      42,587      25,612
                                                                                                       --------
Expenses:
Losses and loss adjustment expenses ...............................   1,109         762       2,184       1,458
Underwriting and operating expenses ...............................   4,277       4,585       9,115       8,665
Policy acquisition costs ..........................................   2,059       1,734       4,123       3,459
Interest expense ..................................................     301         301         602         602
                                                                                                       --------
   Total expenses .................................................   7,746       7,382      16,024      14,184
                                                                                                       --------
   Income before income taxes and
   minority interest ..............................................  11,825       6,023      26,563      11,428
                                                                                                       --------
Income Taxes:
Current income tax ................................................   3,220       1,150       7,119       2,174
Deferred income tax ...............................................     667         393       1,654         934
   Total income taxes .............................................   3,887       1,543       8,773       3,108
                                                                                                       --------
   Income before minority interest ................................   7,938       4,480      17,790       8,320
                                                                                                       --------
   Minority interest ..............................................     397        --           445        --
                                                                                                       --------
   NET INCOME .....................................................$  8,335       4,480      18,235       8,320
                                                                                                       ========
Primary earnings per share ........................................$   0.47        0.33        1.04        0.62
Fully diluted earnings per share ..................................$   0.47        0.33        1.02        0.62
                                                                                                       ========

          See accompanying notes to consolidated financial statements.

                      CapMAC Holdings Inc. And Subsidiaries
                 Consolidated Statements of Stock Holders Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                               Six Months Ended
                                                                                                  June 30, 1996

Common stock:
Balance at beginning of period ....................................................................   $     160
                                                                                                      ---------
   Balance at end of period .......................................................................         160
                                                                                                      ---------

Additional paid-in capital:
Balance at beginning of period ....................................................................     223,400
Other, net ........................................................................................        (155)
                                                                                                      ---------
   Balance at end of period .......................................................................     223,245
                                                                                                      ---------

Unrealized (depreciation) appreciation on investments, net of tax:
Balance at beginning of period ....................................................................       2,443
Unrealized depreciation on investments ............................................................      (6,062)
   Balance at end of period .......................................................................      (3,619)
                                                                                                      ---------

Retained earnings:
Balance at beginning of period ....................................................................      57,029
Net income ........................................................................................      18,235
Dividends paid ....................................................................................        (639)
   Balance at end of period .......................................................................      74,625
                                                                                                      ---------

Unallocated ESOP shares:
Balance at beginning of period ....................................................................      (6,497)
Allocation of ESOP shares .........................................................................         536
   Balance at end of period .......................................................................      (5,961)
                                                                                                      ---------

Cumulative translation adjustment, net of tax:
Balance at beginning of period ....................................................................         (16)
Translation adjustment ............................................................................          15
                                                                                                      ---------
   Balance at end of period .......................................................................          (1)
                                                                                                      ---------
                                                                                                      $ 288,449
   Total stockholders' equity
                                                                                                      =========


          See accompanying notes to consolidated financial statements.

                      CapMAC Holdings Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                            Six Months Ended   Six Months Ended
                                                                               June 30, 1996      June 30, 1995
Cash flows from operating activities:
Net income .....................................................................   $  18,235              8,320
                                                                                                      ---------
Adjustments  to reconcile  net income to net cash  provided  (used) by operating activities:
   Reserve for losses and loss adjustment expenses .............................       1,821              1,458
   Unearned premiums ...........................................................      10,977             15,463
   Deferred acquisition costs ..................................................      (4,742)            (5,428)
   Premiums receivable .........................................................         308             (3,603)
   Accrued investment income ...................................................        (579)              (290)
   Income taxes payable ........................................................       4,500               (497)
   Net realized capital gains ..................................................        (168)              (154)
   Accounts payable and other accrued expenses .................................       4,591              6,355
   Prepaid reinsurance .........................................................      (3,004)            (2,534)
   Other, net ..................................................................      (4,405)              (371)
         Total adjustments .....................................................       9,299             10,399
                                                                                                      ---------
   Net cash provided by operating activities ...................................      27,534             18,719
Cash flows from investing activities:
Cash flows from investing activities:
Purchases of investments .......................................................    (142,196)           (69,491)
Purchases of investments in affiliates .........................................      (3,333)              --
Proceeds from sale of investments ..............................................      19,875              7,829
Proceeds from maturities of investments ........................................      96,181             42,054
   Net cash used in investing activities .......................................     (29,473)           (19,608)
                                                                                                      ---------
Cash flows from financing activities: Cash flows from financing activities:
Allocation of ESOP .............................................................         536                561
Minority interest capital contribution to CapMAC Asia ..........................       2,123               --
Dividends paid .................................................................        (639)              --
Other, net .....................................................................        (155)              --
   Net cash provided by financing activities ...................................       1,865                561
                                                                                                      ---------
Net decrease in cash
Net increase (decrease) in cash ................................................         (74)              (328)
Cash balance at beginning of period ............................................       1,033                883
   Cash balance at end of period ...............................................   $     959                555
                                                                                                      =========
Supplemental disclosures of cash flow information:
Income taxes paid ..............................................................   $   4,161              3,413
Interest paid ..................................................................   $     564                564
Tax and loss bonds purchased ...................................................   $     112                 18
                                                                                                      =========

          See accompanying notes to consolidated financial statements.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1996

1.       Organization and Ownership
         CapMAC Holdings Inc. ("Holdings" or the "Company"),   a        Delaware
         corporation, is the sole stockholder of Capital Markets Assurance Corporation and CapMAC Financial Services, Inc.("CFS").CapMAC Financial Services (Europe) Ltd. is a subsidiary of CFS. The Company is also a lead investor in CapMAC Asia Ltd.

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

2.       Basis of Presentation
         The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 1996 may not be indicative of the results that may be expected for the full year ending December 31, 1996. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited financial statements of CapMAC Holdings Inc. and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission on March 31, 1996.

3.       Reclassifications
         Certain prior period balances have been reclassified to conform to the current period presentation.

4.       Subsequent Events
         On July 5, 1996, Holdings completed a secondary public offering by some of its stockholders of 3,737,500 shares of common stock at an offering price of $28. The Company did not receive any proceeds from the offering.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

General

CapMAC Holdings Inc. ("Holdings" or the "Company"), a Delaware corporation, is the sole stockholder of Capital Markets Assurance Corporation ("CapMAC"), and CapMAC Financial Services, Inc. ("CFS"). CapMAC Financial Services (Europe) Limited ("CFS (Europe)") is a subsidiary of CFS. The company is also a lead investor in CapMAC Asia Ltd. ("CapMAC Asia").


Results of Operations

Quarter Ended June 30, 1996 versus Quarter Ended June 30, 1995

The Company reported record net income of $8.3 million, a 86% increase over net income of $4.5 million reported during the second quarter of 1995. Primary earnings per share and earnings per share on a fully diluted basis were $0.47 during the second quarter of 1996, a 42% increase over $0.33 during the same period in 1995.

Total revenues during the second quarter of 1996 were $19.6 million, an increase of 46% from $13.4 million during the second quarter of 1995. This increase was primarily due to higher advisory and other fees and an increase in premiums earned.

For the second quarter of 1996, gross premiums written were $18.8 million, an increase of 13% from $16.7 million for the same period in 1995. The amount of premiums ceded to reinsurers increased from $2.6 million during the second quarter of 1995 to $5.1 million in the second quarter of 1996. Net premiums earned were $10.0 million for the second quarter of 1996, an increase of 37% from $7.3 million for the corresponding period in 1995.

CapMAC collects premiums primarily on an installment basis over the term of the insurance policy and, to a lesser extent, on a one-time, up-front basis at the time the insurance policy is issued. Due to the annuity nature of premium income, CapMAC has an embedded future revenue stream which will be collected and recognized over the term of the book of business, not only in the year the business is written. CapMAC reflects a relatively small portion of the expected future revenue on the business written in the current period as premium earnings in the same period. The total estimated present value of future revenues ("PFR") includes premiums (net of ceded premiums) and ceding commission income contractually due to or to be earned by CapMAC in the future under outstanding policies.

Business originated or renewed in the second quarter of 1996 was estimated to generate $25.5 million of PFR, an increase of 122% over the same period in 1995. Correspondingly, the amount of guarantees issued (gross par written) increased from $1.3 billion in the second quarter of 1995 to $4.6 billion in the second quarter of 1996, representing an increase of 259%. At June 30, 1996, CapMAC had 541 policies outstanding which are expected to generate $180.5 million of PFR, up approximately 16% from $155.4 million at December 31, 1995 relating to 476 policies outstanding at such date. The discount rate used for purposes of the PFR calculation was 7% for the second quarters of 1996 and 1995. Unearned premiums, representing premiums collected but not yet earned, increased by $11.0 million from December 31, 1995 to a total of $56.7 million at June 30, 1996.

At June 30, 1996, net par insured and outstanding was $16.3 billion, up 29% from $12.6 billion at December 31, 1995. The remaining weighted average life of the insured portfolio was estimated to be 6.7 years at June 30, 1996 and 6.0 years at December 31, 1995.

Advisory and other fees increased 99% from $2.9 million in the second quarter of 1995 to $5.7 million in the second quarter of 1996. The increase in advisory fees received by CFS related to the closing of transactions which involved significant advisory and structuring services provided by CFS. Because advisory fees are generally earned upon the closing of certain transactions, the timing of transactions generating fees as well as the amount of such fees may result in significant fluctuations in revenues attributable to such fees from period to period.

Net investment income was $3.8 million in the second quarter of 1996 and $3.1 million for the corresponding period in 1995. Excluding the effect of the loss reported by an affiliate of $0.6 million ($0.2 million net of minority interest), net investment income was $4.5 million for the quarter ended June 30, 1996. Average assets available for investment increased from $226.0 million during the second quarter of 1995 to $314.3 million during the second quarter of 1996. The increase was primarily due to investing the proceeds of the initial public offering of the Company's common stock completed in December 1995 as well as the private placement of the Company's common stock to Centre Reinsurance Limited concurrent with the public offering and to ORIX USA Corporation in July 1995. The average annualized pre-tax yield on the investment portfolio increased from 5.6% in the second quarter of 1995 to 5.7% in the second quarter of 1996. The average after-tax yield on the investment portfolio decreased from 4.7% in the second quarter of 1995 to 4.6% in the second quarter of 1996. Net realized capital gains in the second quarter of 1996 were $0.1 million lower than the same period in 1995. The amount of tax-exempt securities held in the Company's investment portfolio decreased from 62% at June 30, 1995 to 59% at June 30, 1996.

Total expenses were $7.7 million in the second quarter of 1996, an increase of 5% from $7.4 million in the second quarter of 1995. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

CapMAC maintains a reserve for losses and loss adjustment expenses which consists of a Supplemental Loss Reserve ("SLR") and, if appropriate, a case basis loss reserve for expected levels of defaults resulting from credit failures on currently insured issues. The SLR is based on estimates of the portion of earned premiums required to cover claims on those currently insured issues. A case basis loss reserve is established for insured obligations when, in the judgment of management, a default in the timely payment of debt service is imminent. For defaults considered temporary, a case basis loss reserve is established in an amount equal to the present value of the anticipated defaulted debt service payments over the expected period of default. If the default is judged not to be temporary, the present value of all remaining defaulted debt service payments is recorded as a case basis loss reserve. Anticipated salvage recoveries are considered in establishing case basis loss reserves when such amounts are reasonably estimable. Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses were $1.1 million in the second quarter of 1996 compared to $0.8 million in the second quarter of 1995. At June 30, 1996, CapMAC had a net case basis loss reserve of $295,000 as a result of CapMAC's first claim in 1995.

Underwriting and operating expenses were $4.3 million in the second quarter of 1996, a 7% decrease from $4.6 million in the second quarter of 1995. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by the deferral to future periods of certain costs related to

CapMAC's acquisition of new business and ceding commission income. Gross underwriting and operating expenses were $8.7 million and $9.1 million in the second quarter of 1996 and 1995, respectively. The decrease in underwriting and operating expenses was due to higher ceding commission income partially offset by increased compensation costs. Staff and benefit-related expenses, including the discretionary bonuses to employees, constituted approximately 75% of gross underwriting and operating expenses in the second quarter of 1996 compared to 64% in the second quarter of 1995. The Company maintains a discretionary bonus plan under which annual bonuses are awarded to employees. For the second quarter of 1996 and 1995, $2.4 million and $1.9 million were accrued, respectively, for payment of bonuses under such plan. Underwriting and operating expenses deferred by CapMAC were $4.4 million and $4.5 million in the second quarter of 1996 and 1995, respectively.

Policy acquisition costs represent the amortization of deferred acquisition costs, which are those expenses incurred by CapMAC in acquiring new business. The increase in policy acquisition costs from $1.7 million in the second quarter of 1995 to $2.1 million in the second quarter of 1996 relates to the increase in premiums earned in the corresponding periods. Interest expense related to the senior debt was $0.6 million in the second quarter of 1996 and 1995. In the second quarter of 1996 and 1995, the Company had net tax expense of $3.9 million and $1.5 million, respectively. The Company's effective tax rate was 32.9% and 25.6% for the second quarter of 1996 and 1995, respectively. The effective tax rates during these periods were lower than the statutory tax rate of 35% in 1996 and 1995 primarily due to tax-exempt interest income. For the second quarter of 1996, tax-exempt interest income of $2.4 million represented 21% of earnings before taxes ("EBT") compared to $2.0 million which represented 34% of EBT in the second quarter of the prior year.

Results of Operations

Six Months Ended June 30, 1996 versus Six Months Ended June 30, 1995

The Company reported record net income of $18.2 million, a 119% increase over net income of $8.3 million reported during the first six months of 1995. Primary earnings per share were $1.04 during the first six months of 1996, a 68% increase over $0.62 during the first six months of 1995. Earnings per share on a fully diluted basis were $1.02 during the first six months of 1996, a 65% increase over $0.62 during the first six months of 1995.

Total revenues during the first six months of 1996 were $42.6 million, an increase of 66% as compared to $25.6 million during the first six months of 1995. This increase was primarily due to higher advisory fees, premiums earned and net investment income.

For the first six months of 1996, gross premiums written were $33.8 million as compared to $33.7 million for the same period in 1995. Gross premiums written were marginally higher due to a lower volume of secondary market transactions which typically collect premiums in a single payment on the policy inception date. However, the amount of premiums ceded to reinsurers increased from $5.6 million during the first six months of 1995 to $7.0 million in the first six months of 1996. On January 1, 1996, CapMAC reassumed the liability for all policies previously reinsured by Winterthur Swiss Insurance Company ("Winterthur"). As a result, CapMAC reassumed approximately $1.4 billion of principal insured by Winterthur as of December 31, 1995. In connection with this reassumption of liability, Winterthur commuted unearned premiums, net of ceding commission and federal excise tax of $2.0 million. Net premiums earned were $18.8 million for the first six months of 1996, an increase of 31% from $14.4 million for the corresponding period in 1995.

Business originated or renewed in the first six months of 1996 was estimated to generate $38.6 million of PFR, an increase of 37% over the same period in 1995. Correspondingly, the amount of guarantees issued (gross par written) increased from $4.1 billion in the first six months of 1995 to $5.9 billion in the first six months of 1996, representing an increase of 46%.

Advisory fees increased 202% from $5.2 million in the first six months of 1995 to $15.6 million in the first six months of 1996. The increase in advisory fees received by CFS related to the closing of transactions which involved advisory and structuring services provided by CFS. Because advisory fees are generally earned upon the closing of certain transactions, the timing of transactions generating fees as well as the amount of such fees may result in significant fluctuations in revenues attributable to such fees from period to period.

Net investment income was $7.9 million in the first six months of 1996 and $5.9 million for the corresponding period in 1995. Average assets available for investment increased from $221.0 million at June 30, 1995 to $307.1 million at June 30, 1996. The increase was primarily due to investing the proceeds of the initial public offering of the Company's common stock completed in December 1995 as well as the private placement of the Company's common stock to Centre Reinsurance Limited concurrent with the public offering and to ORIX USA Corporation in July 1995. The average annualized pre-tax yield on the investment portfolio increased from 5.4% in the first six months of 1995 to 5.6% in the first six months of 1996. The average after-tax yield on the investment portfolio increased from 4.5% in the first six months of 1995 to 4.6% in the first six months of 1996. Net realized capital gains in the first half of 1996 and 1995 were $0.1 million.

Total expenses were $16.0 million in the first six months of 1996, an increase of 13% from $14.2 million in the first six months of 1995. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses were $2.2 million in the first six months of 1996 compared to $1.5 million in the first six months of 1995.

Underwriting and operating expenses were $9.1 million in the first six months of 1996, a 5% increase from $8.7 million in the first six months of 1995. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by the deferral to future periods of certain costs related to CapMAC's acquisition of new business and ceding commission income. Gross underwriting and operating expenses were $18.0 million and $17.6 million in the first six months of 1996 and 1995, respectively. The increase in underwriting and operating expenses was due to increased compensation costs and other operating costs. Staff and benefit-related expenses, including the discretionary bonuses to employees, constituted approximately 74% of gross underwriting and operating expenses in the first six months of 1996 compared to 66% in the first six months of 1995. The Company maintains a discretionary bonus plan under which annual bonuses are awarded to employees. As of June 30, 1996 and 1995, $3.7 million and $4.9 million were accrued, respectively, for payment of bonuses under such plan. Underwriting and operating expenses deferred by CapMAC were $8.9 million in the first six months of 1996 and 1995.

Policy acquisition costs represent the amortization of deferred acquisition costs, which are those expenses incurred by CapMAC in acquiring new business. The increase in policy acquisition costs from $3.5 million in the first half of 1995 to $4.1 million in the first half of 1996 relates to the increase in premiums earned in the corresponding periods. Interest expense related to the senior debt was $0.6 million in the first six months of 1996 and 1995. In the first six months of 1996 and 1995, the Company had net tax expense of $8.8 million and $3.1 million, respectively. The Company's effective tax rate was 33.0% and 27.2% for the first six months of 1996 and 1995, respectively. The effective tax rates during these periods were lower than the statutory tax rate of 35% in 1996 and 1995 primarily due to tax-exempt interest income. As of June 30, 1996, tax-exempt interest income of $4.7 million represented 18% of EBT compared to $3.7 million which represented 33% of EBT in the first six months of the prior year.

Liquidity and Capital Resources

The Company and Holdings. The operations of the Company are conducted primarily through CapMAC and CFS, wholly owned subsidiaries of Holdings. The liquidity of Holdings both on a short-term (less than twelve months) and long-term (twelve months or longer) basis is dependent on several factors including borrowings, equity issuances and dividends from CFS and CapMAC. Holdings requires liquidity for payment of dividends to shareholders, investment in international business ventures and debt service. Additionally, Holdings is required to purchase common stock in three derivatives products subsidiaries of the Mutual Life Assurance Company of Canada (such subsidiaries, the "TMG Group") for approximately $13 million no later than February 27, 2000, and it has agreed to invest an additional amount of $6 million in CapMAC Asia, if requested by the board of directors of CapMAC Asia. Currently, no dividends are expected to be received by Holdings from CapMAC.

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

The Company has a conservative investment strategy of investing in U.S. government and agency obligations and securities that are rated "A" or better by the major rating agencies. The Company has readily marketable, high quality, fixed income securities and short-term investments in its investment portfolio. The average contractual maturity of securities within the investment portfolio was 5.8 years and 4.7 years at June 30, 1996 and December 31, 1995, respectively. The average duration of the investment portfolio at June 30, 1996 and December 31, 1995 was 4.3 years and 3.5 years, respectively. At June 30, 1996, the amortized cost of the Company's investment portfolio was approximately $319.3 million (fair value of $317.7 million). The Company manages its investments with the objectives of preserving its capital and claims-paying ability, maintaining a high level of liquidity, minimizing taxes and, within these constraints, optimizing long-term total return.

CapMAC has available a $100 million, standby corporate liquidity facility presently scheduled to terminate in June 1998 which, if necessary, is available (subject to satisfaction of customary drawing conditions) to provide funds for any claim payments under its policies. Such drawing conditions include a requirement that CapMAC maintain at least $140 million of "Tangible Net Worth," which is defined as the difference between the market value of CapMAC's portfolio of marketable securities plus the amount of its cash on hand and the total liabilities and reserves of CapMAC determined in accordance with GAAP, excluding any loans made under the liquidity facility. As of June 30, 1996, CapMAC's Tangible Net Worth was $223.5 million. The liquidity facility is provided by a consortium of banks headed by Bank of Montreal, as agent, which is rated A1+ and P1 by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc., respectively. As of June 30, 1996, CapMAC has not borrowed under this corporate liquidity facility. It is anticipated that the liquidity facility will be increased to $110 million and the expiration date will be extended to June, 1999.

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

Effective April 1, 1994, CapMAC and Luxembourg European Reinsurance LURECO S.A. ("Lureco"), entered into a Per Annum Aggregate Reinsurance Treaty (the "Lureco Treaty") pursuant to which Lureco reinsures CapMAC for certain losses and related expenses, including all amounts which have been incurred by CapMAC for anticipated settlement of claims regardless of whether such amounts have been paid by CapMAC. The Lureco Treaty provides that the annual reinsurance premium payable by CapMAC to Lureco, after deduction of the reinsurer's fee payable to Lureco, be deposited in a trust account (the "Lureco Trust Account") to be applied by CapMAC, at its option, to offset losses and loss expenses incurred by CapMAC in connection with incurred claims. Amounts on deposit in the Lureco Trust Account which have not been applied against claims are contractually due to CapMAC at the termination of the treaty. The agreement is renewable annually at CapMAC's option, subject to certain conditions. The agreement was renewed for the 1996 policy year and provides $7 million of loss coverage in excess of the premium deposit amount of $5.0 million retained in the Lureco Trust Account. Additional coverage is provided for losses incurred in excess of 200% of the net premiums earned up to $4 million for any one agreement year. In September 1995, claims incurred of approximately $2.5 million on an insurance policy were applied against the Lureco Trust Account. At June 30, 1996, the majority of CapMAC's reinsurance capacity was held by reinsurers who were rated AA or better by S&P.

CapMAC monitors the creditworthiness of all of its reinsurers on a regular basis.

At June 30, 1996, CapMAC had statutory qualified capital, which consisted of statutory capital, unassigned surplus and contingency reserves, of $250 million up from $240 million at December 31, 1995. CapMAC's policyholders' leverage ratio, which is measured by the ratio of net principal and interest insured to statutory qualified capital, was 63 to 1 at December 31, 1995 and 79 to 1 at June 30, 1996. These ratios were within aggregate limits permissible under New York State Financial Guaranty Law. CapMAC's claims-paying resources as defined by the Company (which includes statutory qualified capital, PFR and stop-loss reinsurance) stood at $480.7 million and $445.3 million at June 30, 1996 and December 31, 1995, respectively.

CapMAC Financial Services. The primary sources of funds for CFS are payments by CapMAC under a service agreement between CFS and CapMAC (the "CFS Servicing Agreement") and the collection of advisory fees for providing advisory and structuring services to third parties. In addition, both CFS and CFS (Europe) generate earnings from their respective investment portfolios. At June 30, 1996, the amortized cost and fair value of the consolidated CFS portfolio was $10.3 million. The entire portfolio was highly liquid with maturities of less than one year. The primary use of the funds of CFS is to pay its operating expenses. All of the Company's personnel are employed by CFS. Under the CFS Servicing Agreement, CFS allocates expenses to CapMAC for services provided to CapMAC. It is intended that a portion of CFS' funds be used to pay dividends to Holdings in order that Holdings will have funds available to pay dividends and satisfy its obligations.

PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 are omitted either because the answer inapplicable or because the answer to such questions is negative.


Item 4       Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on May 29, 1996, and received the votes set forth below:

Proposal 1

The following directors were elected to serve on the Company's Board of Directors for the terms indicated:

Terms Expiring in 1997                                   Number of Votes Cast
                                                         For            Withheld
Stephen L. Green                                  12,333,552              95,551
George M. Jenkins                                 12,333,552              95,551
Robert Model                                      12,333,552              95,551
Doren W. Russler                                  12,333,552              95,551
John T. Shea                                      12,333,552              95,551
Richard C. Yancey                                 12,333,552              95,551

Terms Expiring in 1998                                 Number of Votes Cast
                                                       For              Withheld
Todd G. Cole                                      12,333,552              95,551
Charles P. Durkin, Jr.                            12,333,552              95,551
David D. Elliman                                  12,333,552              95,551
James H. Laird                                    12,333,552              95,551
Leif H. Olsen                                     12,333,552              95,551
Homer Mck. Rees                                   12,333,552              95,551

Terms Expiring in 1999                                 Number of Votes Cast
                                                       For              Withheld
Bryan A. Bowers                                   12,333,552              95,551
John B. Caouette                                  12,333,552              95,551
Michael J. Horgan                                 12,333,552              95,551
Dr. Rosita Leong, M.D.                            12,333,552              95,551
Arthur S. Penn                                    12,333,552              95,551
Akira Seko                                        12,333,552              95,551

Proposal 2

The proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company and its subsidiaries for 1996 was adopted, with 12,425,103 votes in favor, 1,100 votes against and 2,900 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              10.23   Promissory Note of John B. Caouette dated April 24, 1996.*

              10.25 Amendment No. 3, dated November 27, 1995, to Stockholder Agreement dated as of June 9, 1992.*

              10.36   Promissory Note of  Ram D.  Wertheim  dated May 13, 1996.*

              10.37   Promissory Note of Paul V. Palmer  dated  May  13,  1996.*

              11.     Computation  of  Earnings Per Share Assuming Full Dilution

              27.     Financial Data Schedule

              99.     Additional    Exhibits  -   Capital    Markets   Assurance
                      Corporation Financial Statements

         (b) Reports on Form 8-K - No Reports on Form 8-K were filed in this quarter.

* Previously filed as an exhibit, under the same exhibit number, to the Company's Registration Statement on Form S-1 (Reg. No. 333-05211), as such Registration Statement has been amended, and incorporated herein by reference.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              CapMAC Holdings Inc.
                                   Registrant


   Date: August 13, 1996        /s/ Paul V. Palmer
                                Paul V. Palmer
                              Managing Director and
                             Chief Financial Officer


   Date: August 13, 1996      /s/ Gerard Edward Murray
                              Gerard Edward Murray
                               Vice President and
                                   Controller
                         (Principal Accounting Officer)

                                  Exhibit Index

                                                                    Page Number
                                                                   in Sequential
Exhibit No.                          Exhibit                        Number Copy

 10.23 Promissory Note of John B. Caouette dated April 24, 1996.*

 10.25 Amendment No. 3, dated November 27, 1995, to Stockholder
       Agreement dated as of June 9, 1992.*

 10.36 Promissory Note of Ram D. Wertheim dated May 13, 1996.*

 10.37 Promissory Note of Paul V. Palmer dated May 13, 1996.*

 11.   Computation of Earnings Per Share Assuming Full Dilution            20

 27.   Financial Data Schedule                                             21

 99.   Capital Markets Assurance Corporation Financial Statements          22

* Previously filed as an exhibit, under the same exhibit number, to the Company's Registration Statement on Form S-1 (Reg. No. 333-05211), as such Registration Statement has been amended, and incorporated herein by reference.