Form 10-Q
period 1996-11-13
CAPMAC HOLDINGS INC
filed 1996-11-14
CIK 889906

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1996

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number: 1-14096


                              CapMAC Holdings Inc.
             (Exact name of registrant as specified in its charter)


                                    Delaware
                            (State of Incorporation)

                                   13-3670828
                        (IRS employer identification no.)
                                885 Third Avenue
                            New York, New York 10022
                    (Address of principal executive offices)


                                 (212) 755-1155
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of October 31, 1996, 16,297,859 shares (net of treasury shares) of Common Stock, par value $0.01 per share of the Registrant were outstanding.




                               Page 1 of Pages 35
                          Index to Exhibits on Page 18

CapMAC Holdings Inc. and Subsidiaries


INDEX

PART I   FINANCIAL INFORMATION                                              PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 1996
          and December 31, 1995...............................................4

          Consolidated Statements of Income - three months ended and nine months ended September 30, 1996 and September 30, 1995.........5

          Consolidated Statements of Stockholders' Equity - nine months ended September 30, 1996............................................6

          Consolidated Statements of Cash Flows - nine months
          ended September 30, 1996 and September 30, 1995.....................7

          Notes to Consolidated Financial Statements..........................8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................9


PART II OTHER INFORMATION, AS APPLICABLE

Item 6. Exhibits and Reports on Form 8-K.....................................16

SIGNATURES ..................................................................17

INDEX TO EXHIBITS............................................................18



Part 1    -  Financial Information

Item 1    -  Financial Statements of CapMAC Holdings Inc. and Subsidiaries

                      CapMAC HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

                                   (Unaudited)

                      CapMAC Holdings Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                    ASSETS


                                                                               September 30,1996      December 31,1995
                                                                                     (Unaudited)

Investments:
Bonds at fair value (amortized cost $283,996 at September 30, 1996 and
$210,651 at December 31, 1995)                                                      $    284,594           215,706
Short-term investments (at amortized cost which approximates fair
value)                                                                                    43,524            82,019
Preferred stock (cost $325)                                                                  331                 -
Investment in affiliates                                                                  34,713            32,033
   Total investments                                                                     363,162           329,758
---------------------------------------------------------------------------------------------------------------------
Cash                                                                                       1,320             1,033
Accrued investment income                                                                  3,604             3,136
Deferred acquisition costs                                                                42,350            35,162
Premiums receivable                                                                        4,068             3,540
Prepaid reinsurance                                                                       17,801            13,171
Other assets                                                                               8,123             5,473
   Total assets                                                                     $    440,428           391,273
=====================================================================================================================
                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Unearned premiums                                                                   $     61,410            45,767
Reserve for losses and loss adjustment expenses                                            9,602             6,548
Ceded reinsurance                                                                          2,455             2,469
Accounts payable and other accrued expenses                                               19,422            11,367
Senior notes                                                                              15,000            15,000
Current income taxes                                                                       3,148             3,264
Deferred income taxes                                                                      9,660            10,776
   Total liabilities                                                                     120,697            95,191
---------------------------------------------------------------------------------------------------------------------
Minority Interest                                                                         21,167            19,563
---------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock - $0.01 par value per share;  20,000,000  shares are authorized;
none outstanding at September 30, 1996 and December 31,
1995                                                                                           -                 -
Common stock - $0.01 par value per share; 50,000,000 shares are authorized;  16,107,037  and  15,966,032  shares issued  September 30, 1996, and
December 31, 1995; 16,106,991 and 15,965,995 shares
outstanding at September 30, 1996, and December 31, 1995                                     161               160
Additional paid-in capital                                                               223,834           223,400
Unrealized (depreciation) appreciation on investments, net of tax                         (2,275)            2,443
Retained earnings                                                                         82,543            57,029
Unallocated ESOP shares                                                                   (5,696)           (6,497)
Cumulative translation adjustment, net of tax                                                 (3)              (16)
---------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                            298,564           276,519
---------------------------------------------------------------------------------------------------------------------
   Total liabilities, minority interest, and stockholders' equity                   $    440,428           391,273
=====================================================================================================================
          See accompanying notes to consolidated financial statements.

                     CapMAC Holdings Inc. and Subsidiaries
                        Consolidated Statements of Income
                                  (Unaudited)
                  (Dollars in thousands, except per share data)


                                                        Three Months Ended              Nine Months Ended
                                                              September 30                   September 30
                                                       1996           1995            1996           1995
Revenues:
Direct premiums written                         $    17,206         12,204          49,983         45,042
Assumed premiums written                                  8            102           1,032            925
Ceded premiums written                               (4,129)        (6,188)        (11,142)       (11,834)
------------------------------------------------------------------------------------------------------------
   Net premiums written                              13,085          6,118          39,873         34,133
(Increase) decrease in unearned
premiums                                             (3,042)         1,193         (11,014)       (12,418)
------------------------------------------------------------------------------------------------------------
   Net premiums earned                               10,043          7,311          28,859         21,715
Advisory and other fees                               5,750          7,239          21,327         12,394
Net investment income                                 4,485          3,329          12,404          9,228
Net realized capital (losses) gains                     (58)           346             110            500
Other income                                             53              -             160              -
------------------------------------------------------------------------------------------------------------
   Total revenues                                    20,273         18,225          62,860         43,837
------------------------------------------------------------------------------------------------------------
Expenses:
Losses and loss adjustment expenses                   1,248            821           3,432          2,279
Underwriting and operating expenses                   4,916          2,896          14,031         11,561
Policy acquisition costs                              2,126          2,022           6,249          5,481
Interest expense                                        300            300             902            902
------------------------------------------------------------------------------------------------------------
   Total expenses                                     8,590          6,039          24,614         20,223
------------------------------------------------------------------------------------------------------------
   Income before income taxes and
   minority interest                                 11,683         12,186          38,246         23,614
------------------------------------------------------------------------------------------------------------
Income Taxes:
Current income tax                                    3,758          3,272          10,877          5,446
Deferred income tax                                    (240)           881           1,414          1,815
   Total income taxes                                 3,518          4,153          12,291          7,261
------------------------------------------------------------------------------------------------------------
   Income before minority interest                    8,165          8,033          25,955         16,353
------------------------------------------------------------------------------------------------------------
   Minority interest                                     74              -             519              -
------------------------------------------------------------------------------------------------------------
   NET INCOME                                   $     8,239          8,033          26,474         16,353
============================================================================================================
Primary earnings per share                      $      0.46           0.57            1.51           1.21
Fully diluted earnings per share                $      0.46           0.57            1.47           1.21
============================================================================================================

          See accompanying notes to consolidated financial statements.

                     CapMAC Holdings Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                          Nine Months Ended
                                                                                         September 30, 1996
Common stock:
Balance at beginning of period                                                                  $       160
Common stock issued                                                                                       1
-------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                             161
-------------------------------------------------------------------------------------------------------------

Additional paid-in capital:
Balance at beginning of period                                                                      223,400
Other, net                                                                                              434
-------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                         223,834
-------------------------------------------------------------------------------------------------------------

Unrealized (depreciation) appreciation on investments, net of tax:
Balance at beginning of period                                                                        2,443
Unrealized depreciation on investments                                                               (4,718)
   Balance at end of period                                                                          (2,275)
-------------------------------------------------------------------------------------------------------------

Retained earnings:
Balance at beginning of period                                                                       57,029
Net income                                                                                           26,474
Dividends paid                                                                                         (960)
   Balance at end of period                                                                          82,543
-------------------------------------------------------------------------------------------------------------

Unallocated ESOP shares:
Balance at beginning of period                                                                       (6,497)
Allocation of ESOP shares                                                                               801
   Balance at end of period                                                                          (5,696)
-------------------------------------------------------------------------------------------------------------

Cumulative translation adjustment, net of tax:
Balance at beginning of period                                                                          (16)
Translation adjustment                                                                                   13
-------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                                              (3)
-------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                 $   298,564
=============================================================================================================

          See accompanying notes to consolidated financial statements.

                     CapMAC Holdings Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)




                                                                       Nine Months Ended           Nine Months Ended
                                                                      September 30, 1996          September 30, 1995
Cash flows from operating activities:
Net income                                                                 $      26,474                   16,353
--------------------------------------------------------------------------------------------------------------------
Adjustments  to reconcile  net income to net cash  provided  (used) by operating activities:
   Reserve for losses and loss adjustment expenses                                 3,054                    1,474
   Unearned premiums                                                              15,643                   17,982
   Deferred acquisition costs                                                     (7,188)                  (6,981)
   Premiums receivable                                                              (528)                      81
   Accrued investment income                                                        (468)                      63
   Income taxes payable                                                            1,298                    1,716
   Net realized capital gains                                                       (110)                    (500)
   Accounts payable and other accrued expenses                                     8,055                    3,813
   Prepaid reinsurance                                                            (4,630)                  (5,564)
   Other, net                                                                     (5,520)                   1,407
         Total adjustments                                                         9,606                   13,491
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                      36,080                   29,844
Cash flows from investing activities:
Cash flows from investing activities:
Purchases of investments                                                        (174,695)                (142,560)
Purchases of investments in affiliates                                            (3,333)                  (1,350)
Proceeds from sale of investments                                                 35,389                   43,086
Proceeds from maturities of investments                                          104,447                   61,301
   Net cash used in investing activities                                         (38,192)                 (39,523)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities: Cash flows from financing activities:
Allocation of ESOP                                                                   801                      661
Proceeds from sale of common stock                                                     -                    9,000
Minority interest capital contribution to CapMAC Asia                              2,123                        -
Dividends paid                                                                      (960)                       -
Other, net                                                                           435                        -
   Net cash provided by financing activities                                       2,399                    9,661
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
Net increase (decrease) in cash                                                      287                      (18)
Cash balance at beginning of period                                                1,033                      883
   Cash balance at end of period                                           $       1,320                      865
====================================================================================================================
Supplemental disclosures of cash flow information:
Income taxes paid                                                          $      10,646                    5,491
Interest paid                                                              $         564                      564
Tax and loss bonds purchased                                               $         131                       54
====================================================================================================================

          See accompanying notes to consolidated financial statements.

                     CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1996

1.       Organization  and Ownership
         CapMAC Holdings Inc. ("Holdings" or the "Company"), a Delaware corporation, is the sole stockholder of Capital Markets Assurance Corporation, CapMAC Financial Services, Inc. ("CFS"), CapMAC Financial Services, (Europe) Ltd., a subsidiary of CFS, and a lead investor in CapMAC Asia Ltd.

         Holdings provides financial guaranty insurance, principally of asset-backed obligations, through CapMAC. CapMAC's claims paying ability is rated triple-A by Moody's Investor Service, Inc., Standard & Poor's Ratings Services, Duff and Phelps Credit Rating Co. and Nippon Investors Service, Inc., a Japanese rating agency. Holdings also provides advisory and structuring services in connection with asset-backed financings, through CFS. On December 19, 1995 Holdings sold 2,500,000 new shares of its common stock in an initial public offering. On July 5, 1996, CapMAC Holdings completed a secondary public offering by some of its stockholders of 3,737,500 shares of common stock at an offering price of $28. The Company did not receive any proceeds from the offering.

2.       Basis of Presentation
         The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 1996 may not be indicative of the results that may be expected for the full year ending December 31, 1996. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited financial statements of CapMAC Holdings Inc. and its subsidiaries contained in the Company's Annual Report on Form 10- K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission on March 31, 1996.

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


Results of Operations

Quarter Ended September 30, 1996 versus Quarter Ended September 30, 1995

The Company reported record net income of $8.2 million, a 3% increase over net income of $8.0 million reported during the third quarter of 1995. Primary earnings per share and earnings per share on a fully diluted basis were $0.46 during the third quarter of 1996, compared to $0.57 during the same period in 1995. Earnings per share comparisons between the third quarter of 1996 and 1995 are affected by the impact of CapMAC Holdings' initial public offering, which increased the average number of shares outstanding at September 30, 1996 to 15.6 million from 12.2 million at September 30, 1995.

Total revenues during the third quarter of 1996 were $20.2 million, an increase of 11% from $18.2 million during the third quarter of 1995. This increase was primarily due to higher premiums earned and investment income, offset by lower advisory fees.

For the third quarter of 1996, gross premiums written were $17.2 million, an increase of 40% from $12.3 million for the same period in 1995. The amount of premiums ceded to reinsurers decreased from $6.2 million during the third quarter of 1995 to $4.1 million in the third quarter of 1996. Net premiums earned were $10.0 million for the third quarter of 1996, an increase of 37% from $7.3 million for the corresponding period in 1995.

CapMAC collects premiums primarily on an installment basis over the term of the insurance policy and, to a lesser extent, on a one-time, up-front basis at the time the insurance policy is issued. Due to the annuity nature of premium income, CapMAC has an embedded future revenue stream which will be collected and recognized over the term of the book of business, not only in the year the business is written. CapMAC reflects a relatively small portion of the expected future revenue on the business written in the current period as premium earnings in the same period. The total estimated present value of future revenues ("PFR") includes premiums (net of ceded premiums) and ceding commission income expected to be contractually due to or to be earned by CapMAC in the future under outstanding policies.

Business originated or renewed in the third quarter of 1996 was estimated to generate $19.8 million of PFR, an increase of 95% over the same period in 1995. However, the amount of guarantees issued (gross par written) decreased from $2.5 billion in the third quarter of 1995 to $2.2 billion in the third quarter of 1996, representing a decrease of 11%. A significant amount of gross par written in the third quarter of 1995 was due to several commercial paper conduit transactions that CapMAC guaranteed during such period. Because the amount of PFR generated in any period with respect to commercial paper conduit transactions closing in such period is based upon the average amount of commercial paper expected to be outstanding during the term of the transaction, while gross par written is based on the maximum program limit of such commercial paper conduit transactions, the change in PFR due to the issuance of guarantees for such transactions does not correspond to the change in gross par written resulting from such guarantees. At September 30, 1996, CapMAC had 580 policies outstanding which are expected to generate $186.5 million of PFR, up approximately 20% from $155.4 million at December 31, 1995 relating to 476 policies outstanding at such date. The discount rate used for purposes of the PFR calculation was 7% at December 31, 1995 and September 30, 1996. Unearned premiums, representing premiums collected but not yet earned, increased by $15.6 million from December 31, 1995 to a total of $61.4 million at September 30, 1996.

At September 30, 1996, net par insured and outstanding was $16.9 billion, up 34% from $12.6 billion at December 31, 1995. The remaining weighted average life of the insured portfolio was estimated to be 6.7 years at September 30, 1996 and
6.0 years at December 31, 1995.

Advisory and other fees decreased 21% from $7.2 million in the third quarter of 1995 to $5.8 million in the third quarter of 1996. The advisory fees received by CFS are related to the closing of transactions which involve significant advisory and structuring services provided by CFS. Because advisory fees are generally earned upon the closing of certain transactions, the timing of transactions generating fees as well as the amount of such fees may result in significant fluctuations in revenues attributable to such fees from period to period.

Net investment income was $4.5 million in the third quarter of 1996 and $3.3 million for the corresponding period in 1995. Average assets available for investment increased from $240.3 million during the third quarter of 1995 to $323.5 million during the third quarter of 1996. The increase was primarily due to investing the proceeds of the initial public offering of the Company's common stock completed in December 1995 as well as the private placement of the Company's common stock to Centre Reinsurance Limited concurrent with the public offering. The average annualized pre-tax yield on the investment portfolio increased from 5.6% in the third quarter of 1995 to 5.8% in the third quarter of 1996. The average after-tax yield on the investment portfolio increased from 4.6% in the third quarter of 1995 to 4.7% in the third quarter of 1996. Net realized capital losses in the third quarter of 1996 were $0.1 million as compared to $0.3 million of net realized capital gains in the third quarter of 1995. The amount of tax-exempt securities held in the Company's investment portfolio decreased from 62% at September 30, 1995 to 58% at September 30, 1996.

Total expenses were $8.6 million in the third quarter of 1996, an increase of 42% from $6.0 million in the third quarter of 1995. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

CapMAC maintains a reserve for losses and loss adjustment expenses which consists of a Supplemental Loss Reserve ("SLR") and, if appropriate, a case basis loss reserve for expected levels of defaults resulting from credit failures on currently insured issues. The SLR is based on estimates of the portion of earned premiums required to cover those claims. A case basis loss reserve is established for insured obligations when, in the judgment of management, a default in the timely payment of debt service is imminent. For defaults considered temporary, a case basis loss reserve is established in an amount equal to the present value of the anticipated defaulted debt service payments over the expected period of default. If the default is judged not to be temporary, the present value of all remaining defaulted debt service payments is recorded as a case basis loss reserve. Anticipated salvage recoveries are considered in establishing case basis loss reserves when such amounts are reasonably estimable. Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses were $1.2 million in the third quarter of 1996 compared to $0.8 million in the third quarter of 1995. At September 30, 1996, the Company had a net case basis loss reserve of $281,000 as a result of CapMAC's first claim in 1995.

Underwriting and operating expenses were $4.9 million in the third quarter of 1996, a 70% increase from $2.9 million in the third quarter of 1995. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by the deferral to future periods of certain costs related to CapMAC's acquisition of new business and ceding commission income. Gross underwriting and operating expenses were $9.5 million in the third quarter of 1996, a 47% increase from $6.5 million in the third quarter of 1995. The increase in underwriting and operating expenses was due to increased compensation costs, operating expenses and lower ceding commission income. Staff and benefit-related expenses, including the discretionary bonuses to employees, constituted approximately 74% of gross underwriting and operating expenses in the third quarter of 1996 compared to 92% in the third quarter of 1995. The Company maintains a discretionary bonus plan under which annual bonuses are awarded to employees. For the third quarter of 1996 and 1995, $2.5 million and $1.9 million were accrued, respectively, for payment of bonuses under such plan. Underwriting and operating expenses deferred by CapMAC were $4.6 million and $3.6 million in the third quarter of 1996 and 1995, respectively.

Policy acquisition costs represent the amortization of deferred acquisition costs ("DAC"), which are those expenses incurred by CapMAC in acquiring new business. The increase in policy acquisition costs from $2.0 million in the third quarter of 1995 to $2.1 million in the third quarter of 1996 relates to the increase in premiums earned in the corresponding periods. Interest expense related to the senior debt was $0.3 million in the third quarter of 1996 and 1995. In the third quarter of 1996 and 1995, the Company had a net tax expense of $3.5 million and $4.2 million, respectively. The Company's effective tax rate was 30.1% and 34.1% for the third quarter of 1996 and 1995, respectively. The effective tax rates during these periods were lower than the statutory tax rate of 35% in 1996 and 1995 primarily due to tax-exempt interest income. For the third quarter of 1996, tax-exempt interest income of $2.5 million represented 22% of earnings before taxes ("EBT") compared to $1.9 million which represented 16% of EBT in the third quarter of the prior year.

Results of Operations

Nine Months Ended September 30, 1996 versus Nine Months Ended September 30, 1995

The Company reported record net income of $26.5 million, a 62% increase over net income of $16.4 million reported during the first nine months of 1995. Primary earnings per share were $1.51 during the first nine months of 1996, a 25% increase over $1.21 during the first nine months of 1995. Earnings per share on a fully diluted basis were $1.47 during the first nine months of 1996, a 21% increase over $1.21 during the first nine months of 1995. Earnings per share comparisons between the nine months ended September 30, 1996 and 1995 are affected by the impact of Holdings' initial public offering, which increased the average number of shares outstanding at September 30, 1996 to 15.6 million from
12.2 million at September 30, 1995.

Total revenues during the first nine months of 1996 were $62.9 million, an increase of 43% as compared to $43.8 million during the first nine months of 1995. This increase was primarily due to higher advisory fees, premiums earned and net investment income.

For the first nine months of 1996, gross premiums written were $51.0 million as compared to $46.0 million for the same period in 1995 representing an increase of 11%. On January 1, 1996, CapMAC reassumed the liability for all policies previously reinsured by Winterthur Swiss Insurance Company ("Winterthur"). As a result, CapMAC reassumed approximately $1.4 billion of principal insured by Winterthur as of December 31, 1995. In connection with this reassumption of liability, Winterthur commuted unearned premiums, net of ceding commission and federal excise tax, of $2.0 million. Net premiums earned were $28.9 million for the first nine months of 1996, an increase of 33% from $21.7 million for the corresponding period in 1995.

Business originated or renewed in the first nine months of 1996 was estimated to generate $58.4 million of PFR, an increase of 52% over the same period in 1995. Correspondingly, the amount of guarantees issued (gross par written) increased from $6.5 billion in the first nine months of 1995 to $8.1 billion in the first nine months of 1996, representing an increase of 25%.

Advisory and other fees increased 72% from $12.4 million in the first nine months of 1995 to $21.3 million in the first nine months of 1996. The increase in advisory fees received by CFS related to the closing of transactions which involved advisory and structuring services provided by CFS. Because advisory fees are generally earned upon the closing of certain transactions, the timing of transactions generating fees as well as the amount of such fees may result in significant fluctuations in revenues attributable to such fees from period to period.

Net investment income was $12.4 million in the first nine months of 1996 and $9.2 million for the corresponding period in 1995. Average assets available for investment increased from $228.2 million at September 30, 1995 to $312.3 million during the nine months ended September 30, 1996. The increase was primarily due to investing the proceeds of the initial public offering of the Company's common stock completed in December 1995 as well as the private placements of the Company's common stock to Centre Reinsurance Limited concurrent with the public offering and to ORIX USA Corporation in July 1995. The average annualized pre-tax yield on the investment portfolio increased from 5.5% in the first nine months of 1995 to 5.7% in the first nine months of 1996. The average after-tax yield on the investment portfolio increased from 4.5% in the first nine months of 1995 to 4.6% in the first nine months of 1996. Net realized capital gains in the first nine months of 1996 and 1995 were $0.1 million and $0.5 million, respectively.

Total expenses were $24.6 million in the first nine months of 1996, an increase of 22% from $20.2 million in the first nine months of 1995. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses were $3.4 million in the first nine months of 1996 compared to $2.3 million in the first nine months of 1995.

Underwriting and operating expenses were $14.0 million in the first nine months of 1996, a 21% increase from $11.6 million in the first nine months of 1995. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by the deferral to future periods of certain costs related to CapMAC's acquisition of new business and ceding commission income. Gross underwriting and operating expenses were $27.5 million and $24.1 million in the first nine months of 1996 and 1995, respectively. The increase in underwriting and operating expenses was due to increased compensation costs and other operating costs, partially offset by increased ceding commission income. Staff and benefit-related expenses, including the discretionary bonuses to employees, constituted approximately 74% of gross underwriting and operating expenses in the first nine months of 1996 compared to 73% in the first nine months of 1995. The Company maintains a discretionary bonus plan under which annual bonuses are awarded to employees. As of September 30, 1996 and 1995, $7.4 million and $5.6 million were accrued, respectively, for payment of bonuses under such plan. Underwriting and operating expenses deferred by CapMAC were $13.4 million and $12.5 million in the first nine months of 1996 and 1995, respectively.

Policy acquisition costs represent the amortization of deferred acquisition costs ("DAC"), which are those expenses incurred by CapMAC in acquiring new business. The increase in policy acquisition costs from $5.5 million in the first nine months of 1995 to $6.2 million in the first nine months of 1996 relates to the increase in premiums earned in the corresponding periods. Interest expense related to the senior debt was $0.9 million in the first nine months of 1996 and 1995. In the first nine months of 1996 and 1995, the Company had net tax expense of $12.3 million and $7.3 million, respectively. The Company's effective tax rate was 32.1% and 30.8% for the first nine months of 1996 and 1995, respectively. The effective tax rates during these periods were lower than the statutory tax rate of 35% in 1996 and 1995 primarily due to tax-exempt interest income. As of September 30, 1996, tax-exempt interest income of $7.3 million represented 19% of EBT compared to $5.6 million which represented 24% of EBT in the first nine months of the prior year.

Liquidity and Capital Resources

The Company and Holdings. The operations of the Company are conducted primarily through CapMAC and CFS, wholly owned subsidiaries of Holdings. The liquidity of Holdings both on a short-term (less than twelve months) and long-term (twelve months or longer) basis will be dependent on several factors including borrowings, equity issuances and dividends from CFS and CapMAC. Holdings requires liquidity for payment of dividends to shareholders, investment in international and other business ventures and debt service. Additionally, Holdings is required to purchase common stock in three derivatives products subsidiaries of The Mutual Life Assurance Company of Canada (such subsidiaries, the "TMG Group") for approximately $13 million no later than February 27, 2000, and it has agreed to invest an additional amount of $6 million in CapMAC Asia. While CFS has from time to time paid dividends to Holdings, currently no dividends are expected to be received by Holdings from CapMAC.

Management believes that the Company's operating liquidity needs, both on a short-term basis and long-term basis, can be funded exclusively from its operating cash flow. The Company has a number of sources of liquidity which it expects to have available to pay claims and other obligations on a short- and long-term basis: the cash flow from its written premiums, advisory fees collected, its investment portfolio and the earnings thereon, its bank line of credit, its reinsurance arrangements with third-party reinsurers, the capital markets and, with respect to claims under certain circumstances, realizations from collateral underlying its insured transactions.

The Company has no material commitments for capital expenditures, although it has the strategic alliance investment commitments referred to above. The total liquidity resources of the Company represented by its investment income, its premium and advisory fees collections and its liquidity arrangements are, in management's opinion, adequate to meet the Company's cash needs.

CapMAC. CapMAC's primary sources of funds are from premiums received and earnings from its investment portfolio. Currently CapMAC's primary use of funds is to pay operating expenses. In the event of a default by an issuer of an insured obligation and upon exhaustion of other liquidity sources in the transaction, such as the cash flow from the collateral underlying such obligations, funds from CapMAC's investment portfolio may be required to satisfy claims. CapMAC generally insures asset-backed transactions which have been structured to address liquidity risks through, among other measures, the addition of other liquidity sources, such as banks, to transactions. The insurance policies issued by CapMAC provide, in general, that payment of principal, interest and other amounts insured by CapMAC may not be accelerated by the holder of the obligation but are paid by CapMAC in accordance with the obligation's original payment schedule or, at CapMAC's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims serve to reduce CapMAC's liquidity requirements.

The Company has a conservative investment strategy of investing in U.S. government and agency obligations and securities that are rated "A" or better by the major rating agencies. The Company has readily marketable, high quality, fixed income securities and short-term investments in its investment portfolio. The average contractual maturity of securities within the investment portfolio was 6.0 years and 4.7 years at September 30, 1996 and December 31, 1995, respectively. The average duration of the investment portfolio at September 30, 1996 and December 31, 1995 was 4.4 years and 3.5 years, respectively. At September 30, 1996, the amortized cost of the Company's investment portfolio was approximately $327.8 million (fair value of $328.5 million). The Company manages its investments with the objectives of preserving its capital and claims-paying ability, maintaining a high level of liquidity, minimizing taxes and, within these constraints, optimizing long-term total return.

CapMAC has available a $150 million, standby corporate liquidity facility presently scheduled to terminate in September 1999 which, if necessary, is available (subject to satisfaction of customary drawing conditions) to provide funds for any claim payments under its policies. Such drawing conditions include a requirement that CapMAC maintain at least $165 million of "Tangible Net Worth," which is defined as the difference between the market value of CapMAC's portfolio of marketable securities plus the amount of its cash on hand and the total liabilities and reserves of CapMAC determined in accordance with GAAP, excluding any loans made under the liquidity facility. As of September 30, 1996, CapMAC's Tangible Net Worth was $226.5 million. The liquidity facility is provided by a consortium of banks headed by Bank of Montreal, as agent, which is rated A1+ and P1 by Standard & Poor's Ratings Services "S&P" and Moody's Investors Service, Inc., respectively. As of September 30, 1996, CapMAC has not borrowed under this corporate liquidity facility.

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

Effective April 1, 1994, CapMAC and Luxembourg European Reinsurance LURECO S.A. ("Lureco"), entered into a Per Annum Aggregate Reinsurance Treaty (the "Lureco Treaty") pursuant to which Lureco reinsures CapMAC for certain losses and related expenses, including all amounts which have been incurred by CapMAC for anticipated settlement of claims regardless of whether such amounts have been paid by CapMAC. The Lureco Treaty provides that the annual reinsurance premium payable by CapMAC to Lureco, after deduction of the reinsurer's fee payable to Lureco, be deposited in a trust account (the "Lureco Trust Account") to be applied by CapMAC, at its option, to offset losses and loss expenses incurred by CapMAC in connection with incurred claims. Amounts on deposit in the Lureco Trust Account which have not been applied against claims are contractually due to CapMAC at the termination of the treaty. The agreement is renewable annually at CapMAC's option, subject to certain conditions. The agreement was renewed for the 1996 policy year and provides $7 million of loss coverage in excess of the premium deposit amount of $5 million retained in the Lureco Trust Account. Additional coverage is provided for losses incurred in excess of 200% of the net premiums earned up to $4 million for any one agreement year. In September 1995, claims incurred of approximately $2.5 million on an insurance policy were applied against the Lureco Trust Account. At September 30, 1996, the majority of CapMAC's reinsurance capacity was held by reinsurers who were rated AA or better by S&P. CapMAC monitors the creditworthiness of all of its reinsurers on a regular basis.

At September 30, 1996, CapMAC had statutory qualified capital, which consisted of statutory capital, unassigned surplus and contingency reserves, of $254.2 million, up from $239.9 million at December 31, 1995. CapMAC's policyholders' leverage ratio, which is measured by the ratio of net principal and interest insured to statutory qualified capital, was 63 to 1 at December 31, 1995 and 81 to 1 at September 30, 1996. CapMAC's claims-paying resources as defined by the Company (which includes statutory qualified capital, PFR and stop-loss reinsurance) stood at $490.7 million and $445.3 million at September 30, 1996 and December 31, 1995, respectively.

CapMAC Financial Services. The primary sources of funds for CFS are payments by CapMAC under a service agreement between CFS and CapMAC (the "CFS Servicing Agreement") and the collection of advisory fees for providing advisory and structuring services to third parties. In addition, both CFS and CFS (Europe) generate earnings from their respective investment portfolios. At September 30, 1996, the amortized cost and fair value of the consolidated CFS portfolio was $5.5 million. The entire portfolio was highly liquid with maturities of less than one year. The primary use of the funds of CFS is to pay its operating expenses. All of the Company's personnel are employed by CFS. Under the CFS
Servicing Agreement, CFS allocates expenses to CapMAC for services provided to CapMAC. It is intended that a portion of CFS' funds be used to pay dividends to Holdings in order that Holdings will have funds available to pay dividends and satisfy its obligations.

PART II - OTHER INFORMATION

Items 1,2,3, 4 and 5 are omitted either because they are inapplicable or because the answer to such questions is negative.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

      10.38 Fifth Amendment dated July 30, 1996 and Sixth Amendment dated September 25, 1996 to Credit Agreement, dated June 25, 1992, among CapMAC, Bank of Montreal individually and as agent, and the banks from time to time party thereto

        11      Computation of Earnings Per Share Assuming Full Dilution

        27      Financial Data Schedule

        99 Additional Exhibits - Capital Markets Assurance Corporation Financial Statements

  (b) Reports on Form 8-K - No Reports on Form 8-K were filed in this quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              CapMAC Holdings Inc.
                                            -----------------------
                                                   Registrant

Date: November 13, 1996                       /s/ Paul V. Palmer
      ------------------                    -----------------------
                                                 Paul V. Palmer
                                             Managing Director and
                                            Chief Financial Officer

Date: November 13, 1996                      /s/ Gerard Edward Murray
      ------------------                    -----------------------
                                              Gerard Edward Murray
                                           Senior Vice President and
                                                   Controller
                                         (Principal Accounting Officer)

                                  Exhibit Index

                                                                    Page Number
                                                                  in Sequential
Exhibit No.                       Exhibit                           Number Copy

   10.38  Fifth Amendment dated July 30, 1996 and Sixth Amendment dated September 25, 1996 to Credit Agreement, dated
          June 25, 1992, among CapMAC, Bank of Montreal individually
          and as agent, and the banks from time to time party thereto       19

   11     Computation of Earnings Per Share Assuming Full Dilution          28

   27     Financial Data Schedule                                           29

   99     Capital Markets Assurance Corporation Financial Statements        30

                                                                 Exhibit 10.38



                      CAPITAL MARKETS ASSURANCE CORPORATION
                       FIFTH AMENDMENT TO CREDIT AGREEMENT

To The Banks Party to the
June 25, 1992 Credit Agreement with
Capital Markets Assurance Corporation

Gentlemen:
         The undersigned, Capital Markets Assurance Corporation (the "Company") refers to the Credit Agreement dated as of June 25, 1992 as amended and currently in effect between us (the "Credit Agreement"), capitalized terms used without definition below to have the meanings ascribed to them in the Credit Agreement. Upon satisfaction of the conditions precedent to effectiveness hereinafter set forth, this letter shall serve as an agreement between us as follows:

1.       Amendments to Credit Agreement.

     (a) Amount of Commitments. Each Bank's Commitment shall be as set forth opposite its signature hereto, subject to any reductions made pursuant to the terms of the Credit Agreement.

     (b) Commitment Fees. The second sentence of Section 2.1 of the Credit Agreement shall be amended by striking the fraction "1/5" therefrom and substituting the number ".15" therefor and by striking the figure "5/8" therefrom and substituting the figure ".45" therefor.

     (c) Net Worth. Section 5.7 of the Credit Agreement shall be amended by adding the following of the end thereof: ", provided that from and after the date the Commitments are increased to $150,000,000 (the Banks not being obligated to provide such increase) the Company shall at all times maintain Tangible Net Worth of not less than $165,000,000."

     (d) Extension of the Termination Date. The definition of the term "Termination Date" appearing in Section 7.1 of the Credit Agreement shall be amended by striking the date "June 12, 1998" therefrom and substituting the date "June 12, 1999" therefor.

2.       Conditions Precedent to Effectiveness.

         The amendments herein provided for shall not become effective unless and until each of the following conditions precedent have been satisfied:

     (a) the Agent shall have received counterparts hereof which, taken together, bear the signatures of the Company and the Banks;

     (b) the Agent shall have received a Certificate of the Secretary of the Company in the form annexed hereto as Exhibit A in sufficient counterparts for the Banks;

         (c) the Agent shall have received for each Bank a Note in the amount of its Commitment as increased hereby, all such notes to constitute "Notes" for all purposes of this Agreement;

         (d) if there are any Loans outstanding at the time this Amendment becomes effective, there shall as of the date of such effectiveness be such nonratable borrowings and repayments made under the Credit Agreement as shall be necessary so that after giving effect thereto, the percentage of each Bank's Commitment as reallocated pursuant hereto which is in use is identical, provided, that no such reallocations borrowing shall be made if at the time a Default or Event of Default has occurred and is continuing; and

         (e) The representations and warranties contained in Section 3 of the Credit Agreement as amended hereby shall be true and correct as of the time the other conditions precedent to effectiveness hereinabove set forth have been satisfied, the satisfaction by the Company of such other conditions precedent to constitute a representation from the Company to the foregoing effects, such representation to be deemed made in connection with the Credit Agreement.

3.       Miscellaneous.

         Except as specifically amended hereby all of the terms, conditions and provisions of the Credit Agreement shall stand and remain unchanged and in full force and effect. No reference to this Fifth Amendment to Credit Agreement need be made in any instrument or document at any time referring to the Credit Agreement, a reference to the Credit Agreement in any of such to be deemed to be a reference to the Credit Agreement as amended hereby. This Fifth Amendment to Credit Agreement shall be construed and determined in accordance with the laws of the State of New York. This Fifth Amendment to Credit Agreement shall be
executed  in   counterparts   and  by  separate   parties   hereto  on  separate
counterparts, each to constitute an original but all but one and the same instrument. Upon satisfaction of the conditions precedent to effectiveness set forth in Section 3 hereof, this Fifth Amendment to Credit Agreement shall become effective.

         Dated as of this 30th day of July, 1996.

                                            CAPITAL MARKETS ASSURANCE
                                            CORPORATION
                                            By     /s/ Robert L. Nevin, Jr.
                                              ------------------------------
                                            Its        Managing Director
                                              ------------------------------
         Accepted and agreed to as of the date last above written.

Commitment Amount and Percentage           BANK OF MONTREAL, individually and as
                                           Agent
$45,000,000                41%             By     /s/ Richard J. McClorey
                                             ------------------------------
                                           Its        Director
                                             ------------------------------

$40,000,000                36%             DEUTSCHE BANK AG, NEW YORK BRANCH
                                           By   /s/ Louis Caltavuturo
                                             ------------------------------
                                           Its      Assistant Vice President
                                             ------------------------------

$25,000,000                23%             BANQUE NATIONALE DE PARIS
                                           By    /s/ Eric Fellows
                                             ------------------------------
                                           Its       Vice President
                                             ------------------------------

                                    EXHIBIT A
                         CERTIFICATE OF THE SECRETARY OF
                      CAPITAL MARKETS ASSURANCE CORPORATION

     The undersigned, Ram D. Wertheim, certifies that he is the duly elected, qualified and acting secretary of Capital Markets Assurance Corporation, a corporation duly organized and existing under the laws of the State of New York and that as such Secretary he is the keeper of the corporate records and seal of said corporation.

     The undersigned further certifies that the Resolution of the Board of Directors of said Corporation attached as Exhibit A to the certificate of the undersigned dated June 25, 1992 and heretofore delivered to the Banks have not been rescinded or modified in any respect but still remain in full force and effect and that the persons named in such certificate as being the duly elected, qualified and acting incumbents of their respective offices remain the duly elected, qualified and acting incumbents of said offices.

     IN WITNESS WHEREOF, I have hereunto set my hand and affixed the corporate seal of said Corporation__________day of_________, 1996.

(SEAL)


                                                CAPITAL MARKETS ASSURANCE
                                                CORPORATION

                                                Ram D. Wertheim, Secretary

                      CAPITAL MARKETS ASSURANCE CORPORATION
                       SIXTH AMENDMENT TO CREDIT AGREEMENT

To the Banks Party or to Become Party to the June 25, 1992 Credit Agreement with
Capital Markets Assurance Corporation

Gentlemen:

     The undersigned, Capital Markets Assurance Corporation (the "Company") refers to the Credit Agreement dated as of June 25, 1992 as amended and currently in effect between the Company, Bank of Montreal individually and as agent and the Bank parties thereto (the "Credit Agreement"), capitalized terms used without definition below to have the meanings ascribed to them in the Credit Agreement. Upon satisfaction of the conditions precedent to effectiveness hereinafter set forth, this letter shall serve as an agreement between us as follows:

1.       Amendments to Credit Agreement

     (a) Addition of Bank of America  Illinois as a "Bank".

Effective as of the opening of business on September  25, 1996,  Bank of America
Illinois shall become a Bank party to the Credit Agreement with all of the rights and obligations of a Bank thereunder and from and after such date all references in the Credit Agreement or any instrument of document executed and delivered pursuant thereto to the "Banks" shall be deemed a reference to Bank of America Illinois as well as to all other Banks party to the Credit Agreement. The Commitment of Bank of America Illinois shall be as set forth opposite its signature hereto (subject to any reductions hereafter made pursuant to the terms of the Credit Agreement) and Bank of America Illinois' lending office and address for notices shall be as set forth on its signature page hereto.

     (b)  Section  3.4  (Financial  Statements)

Section 3.4(a) to the Credit Agreement shall be amended by striking the word "and" appearing between the years "1992" and "1993" and by adding the following immediately following the year "1993": "1994 and 1995". Section 3.4(b) shall be amended by striking the date "December 31, 1991" and substituting the date "December 31, 1995" therefor and by striking the phrase "except that the Company has made a special distribution in an amount not in excess of "$95,000,000" therefrom.

     (c) Section 3.12  (Taxes)

Section 3.12 of the Credit Agreement shall be amended by striking the date "December 31, 1989" therefrom and substituting the date "December 31, 1994".

Section 5.7 of the Credit Agreement shall be amended by striking the proviso thereto added by the July 30, 1996 Fifth Amendment to Credit Agreement and by striking the figure "140,000,000" appearing therein and substituting the figure "$165,000,000" therefor.

2.       Conditions  Precedent to Effectivenes

The amendments herein provided for shall not become effective unless and until each of the following conditions precedent have been satisfied:
     (a) the Agent shall have received counterparts hereof which, taken together, bear the signatures of the Company, the Banks now party to the Credit Agreement and Bank of America Illinois;

     (b) the Agent shall have received a Certificate of the Secretary of the Company in the form annexed hereto as Exhibit A in sufficient counterparts for the Banks;

     (c) the Agent shall have received for Bank of America Illinois a Note in the amount of its Commitment such note to constitute a "Note" for all purposes of the Credit Agreement and all instruments and documents delivered pursuant thereto;

     (d) if there are any Loans outstanding on September 25, 1996 and this Amendment has become effective, there shall as of such date be such nonratable borrowings and repayments made under the Credit Agreement as shall be necessary so that after giving effect thereto, the percentage of each Bank's Commitment which is in use is identical; and

    (e) The representations and warranties contained in Section 3 of the Credit Agreement as amended hereby shall be true and correct as of the time the other conditions precedent to effectiveness hereinabove set forth have been satisfied and no Default or Event of Default shall have occurred and be continuing, the satisfaction by the Company of such other conditions precedent to constitute a representation from the Company to the foregoing effects, such representation to be deemed made in connection with the Credit Agreement.

3.       Miscellaneous.

     Except as specifically amended hereby all of the terms, conditions and provisions of the Credit Agreement shall stand and remain unchanged and in full force and effect. No reference to this Sixth Amendment to Credit Agreement need be made in any instrument or document at any time referring to the Credit Agreement, a reference to the Credit Agreement in any of such to be deemed to be a reference to the Credit Agreement as amended hereby. This Sixth Amendment to Credit Agreement shall be construed and determined in accordance with the laws of the State of New York. This Sixth Amendment to Credit Agreement may be executed in counterparts and by separate parties hereto on separate counterparts, each to constitute an original but all but one and the same instrument. Upon satisfaction of the conditions precedent to effectiveness set forth in Section 2 hereof, this Sixth Amendment to Credit Agreement shall become effective.

                  Dated as of this 25th day of September, 1996.

                                               CAPITAL MARKETS ASSURANCE
                                               CORPORATION
                                              By      /s/ Robert L. Nevin, Jr.
                                                ------------------------------
                                              Its       Managing Director
                                                ------------------------------

               Accepted and agreed to as of the day and year last above
                                 written.

                                       ADDRESS AND AMOUNT AND PERCENTAGE OF
                                                   COMMITMENTS:

$45,000,000             30%               BANK OF MONTREAL, individually and as
                                          Agent
                                          430 Park Avenue, 14th Floor
                                          New York, NY 10022
                                          Attn: Richard McClorey
                                          Telephone: (212) 606-1444
                                          Fax: (212) 605-1455

                                          By         /s/ Richard J. McClorey
                                             ----------------------------------
                                          Its           Director
                                             ----------------------------------

                                          LENDING OFFICE:
                                          Bank of Montreal
                                          115 South LaSalle Street
                                          Chicago, Illinois 60603
                                          Attention: Manger-Loan Operations

$40,000,000       26.66667%                BANK OF AMERICA ILLINOIS
                                           231 South LaSalle Street
                                           Chicago, Illinois 60697
                                           Attention: Elizabeth Bishop
                                           Telephone: (312) 828-6550
                                           Fax: (312) 987-0889

                                           By        /s/ Carol W. Shroder
                                             ---------------------------------
                                           Its         Managing Director
                                             ---------------------------------

                                           LENDING OFFICE:
                                           Bank of America Illinois
                                           231 South LaSalle Street
                                           Chicago, Illinois 60697
                                           Attention: Elizabeth Bishop

$40,000,000     26.66667%                  DEUTSCHE BANK AG
                                           NEW YORK BRANCH
                                           By       /s/ Louis Caltavuturo
                                             --------------------------------
                                           Its       Assistant Vice President
                                             --------------------------------
                                           By        /s/ John S. Mcgill
                                             --------------------------------
                                           Its         Vice President
                                             --------------------------------

                                           Address for Notices:
                                           Deutsche Bank, AG
                                           New York Branch
                                           31 West 52nd Street
                                           New York, New York 10019
                                           Attn: Mac Johnson
                                           Telephone: (212) 474-8107
                                           Fax: (212) 474-8108

                                           LENDING OFFICE:
                                           31 West 52nd Street
                                           New York, New York 10019
                                           Attn: Mac Johnson

$25,000,000     16.66667%                  BANQUE NATIONALE DE PARIS
                                           By       /s/ Eric Fellows
                                             --------------------------------
                                           Its        Vice President
                                             --------------------------------

                                           By       /s/ Nathalie Coulon
                                             --------------------------------
                                           Its       Assistant Vice President
                                             --------------------------------

                                           Address for Notices:
                                           Banque Nationale de Paris
                                           499 Park Avenue, 7th Floor
                                           New York, New York 10022
                                           Attn: Eric Fellows
                                           Telephone: (212) 415-9722
                                           Fax: (212) 418-8269

                                           LENDING OFFICE:
                                           499 Park Avenue, 7th Floor
                                           New York, New York 10022
                                           Attn: Eric Fellows

                                    EXHIBIT A
                         CERTIFICATE OF THE SECRETARY OF
                      CAPITAL MARKETS ASSURANCE CORPORATION

         The  undersigned,  Ram D.  Wertheim,  certifies  that  he is  the  duly elected, qualified and acting secretary of Capital Markets Assurance Corporation, a corporation duly organized and existing under the laws of the State of New York and that as such Secretary he is the keeper of the corporate records and seal of said corporation.

         The undersigned further certifies that the Resolutions of the Board of Directors of said Corporation attached as Exhibit A to the certificate of the undersigned dated June 25, 1992 and heretofore delivered to the Banks have not been rescinded or modified in any respect but still remain in full force and effect and that the persons named in such certificate as being the duly elected, qualified and acting incumbents of their respective offices remain the duly elected, qualified and acting incumbents of said offices.

         IN WITNESS WHEREOF, I have hereunto set my hand and affixed the corporate seal of said Corporation____________day of____________, 1996.
(SEAL)


                                                   CAPITAL MARKETS ASSURANCE
                                                   CORPORATION

                                                   Ram D. Wertheim, Secretary