Form 10-K
period 1996-12-31
CAPMAC HOLDINGS INC
filed 1997-03-28
CIK 889906

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 1-14096

                              CapMAC Holdings Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                  13-3670828
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

                   885 Third Avenue, New York, New York 10022
          (Address of principal executive offices, including zip code)

                                 (212) 755-1155
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
Common Stock, par value $.01 per share        New York Stock Exchange, Inc.

           Securities registered pursuant to section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of voting stock, excluding treasury shares, held by non-affiliates of the registrant at March 24, 1997 was $459,069,915 (based on the closing price of the registrant's shares on the New York Stock Exchange on March 24, 1997, which was $27.75).

         At March 24, 1997, there were outstanding 16,543,060 shares of Common Stock, par value $0.01 per share, of the registrant.

Documents Incorporated By Reference

     Portions of the registrant's definitive Proxy Statement, to be mailed to stockholders, for the annual meeting of stockholders to be held on May 7, 1997 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                   To be updated

                                                                          Page
                                                                          ----

Item 1   Business........................................................   2
Item 2.  Properties......................................................  33
Item 3.  Legal Proceedings...............................................  33
Item 4.  Submission of Matters to a Vote of Security Holders.............  33
Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.................................  34
Item 6.  Selected Financial Data.........................................  35
Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations................  38
Item 8.  Financial Statements and Supplementary Data.....................  47
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..........................  75
Item 10. Directors and Executive Officers of the Registrant..............  76
Item 11. Executive Compensation..........................................  76
Item 12. Security Ownership of Certain Beneficial Owners
         and Management..................................................  76
Item 13. Certain Relationships and Related Transactions..................  76
Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8K..........................................  77

                                     Part I

Item 1. Business

General

            CapMAC Holdings Inc. ("Holdings" or the "Company") is a holding company which provides financial guaranty insurance, principally of asset-backed obligations, through its wholly owned subsidiary Capital Markets Assurance Corporation ("CapMAC") and advisory and structuring services through its wholly owned subsidiaries CapMAC Financial Services, Inc. and CapMAC Financial Services (Europe) Ltd. (collectively, "CFS"), primarily in connection with transactions in which CapMAC issues guarantees. Holdings is also the parent of CapMAC Investment Management, Inc. ("CIM"), a money management subsidiary incorporated in 1996 to sponsor and manage specialized investment funds to be marketed to institutional investors and high-net worth individuals in the U.S. and abroad.

            CapMAC's claims-paying ability is rated triple-A by Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. ("S&P"), Duff & Phelps Credit Rating Co. ("DCR") and Nippon Investors Service, Inc., a Japanese rating agency. CapMAC focuses on the asset-backed market while participating on a limited basis in selected transactions in the primary municipal market. As of December 31, 1996, obligations backed by consumer, trade and corporate receivables and other taxable obligations constituted approximately 96% of CapMAC's portfolio of insured obligations while municipal and government obligations constituted approximately 4%.

            Citicorp (through its subsidiary, Citibank (New York State) established the predecessor to the Company ("Original Holdings") in 1987 to focus primarily on the taxable structured asset-backed market. The Company was previously called CapMAC Acquisition Corp. and is the successor by merger to Original Holdings. The merger occurred on June 26, 1992 in connection with the purchase from Citicorp of Original Holdings by a group of institutional investors together with the Company's management and certain employees (the "Acquisition"). CapMAC Acquisition Corp. then changed its name to CapMAC Holdings Inc.

            The Company raised additional equity capital through two private placements and an initial public offering in 1995. In July 1995, the Company sold 500,001 shares of newly issued common stock to ORIX USA Corporation. The net proceeds of $9 million were contributed to CapMAC. In December 1995, the Company completed the initial public offering of its common stock, in which the Company sold 2,500,000 newly issued shares and certain members of its initial group of investors sold 1,766,437 shares. Contemporaneously with the closing of the initial public offering, the Company sold in a private placement an additional 500,000 newly issued shares to Centre Reinsurance Limited ("Centre Re"). The Company raised approximately $54.7 million of net proceeds from the initial public offering and the sale to Centre Re, of which $50 million were contributed to CapMAC. In July 1996, certain of the Acquisition investors sold 3,737,500 shares in a registered secondary public offering.

            The Company is organized into five separate business units--Credit Enhancement, Financial Engineering, Latin America, Project Finance and Specialized Funds Management, reflecting both the Company's current business operations and the anticipated focus of future business growth. The Company's specialized funds management business is conducted through its wholly-owned subsidiary, CIM. In addition, the Company has combined its overall marketing efforts under a global marketing unit, which is part of CapMAC Financial Services, Inc. To support its business and marketing efforts, the

Company has four support units- Finance/Distribution, Research and Development, Risk Management and Legal/Administration.

            Financial guaranty insurance written by CapMAC generally guarantees to the holder of the guaranteed obligation the timely payment of principal and interest in accordance with the obligation's original payment schedule. In the case of a default on the insured obligation, payment under the insurance policy generally may not be accelerated by the holder without the consent of CapMAC, even though the underlying obligation may be accelerated.

            The structured asset-backed transactions guaranteed by CapMAC include securities backed by trade and lease receivables, automobile loans, credit card receivables, home equity loans, assets securing guaranteed investment contracts issued by insurance companies, health care receivables, residential mortgages and real estate tax lien receivables. CapMAC has also insured securitizations backed by senior bank loans, sovereign and corporate bonds of emerging market countries, premium receivables of property/casualty insurance companies, and obligations of counterparties under hedging contracts such as interest rate swaps and obligations of special purpose derivative product subsidiaries of financial institutions. In connection with the activities of the recently formed Project Finance business unit, it is anticipated that CapMAC will insure obligations backed by revenues to be generated from infrastructure and project financings, such as toll roads and power plants, located primarily outside of the United States.

            For primary issues, the Company works with issuers to structure asset-backed transactions into investment grade obligations which it believes would satisfy investment grade criteria of the rating agencies before the addition of CapMAC's guarantee. The Company generally relies on a diversified pool of underlying assets and structural and first loss protections to minimize credit and legal risks. Protection to CapMAC against losses can be provided by excess collateral, cash reserve accounts, and third party credit support. The amount of such protection is sized to cover expected credit losses on the underlying collateral pool, even under adverse scenarios. Consequently, CapMAC insured issues are structured to meet a "zero-loss" underwriting standard. Unlike underwriting used in connection with life, property and casualty and other insurance products, where a certain level of loss is expected for a portfolio of business written, "zero-loss" underwriting is a method of underwriting in which no losses are expected on the insurance policy at the time it is issued, based on worst-case assumptions.

            The Company is also entering into a variety of other business activities through its Financial Engineering business unit which may or may not be related to the provision of financial guarantee insurance by CapMAC. These include providing advisory services to specialty finance companies and, under certain circumstances in connection with services provided by the Company, making equity investments in such companies; creating and enhancing synthetic investment products for investors; and participating in the production and distribution of asset repackaging and arbitrage products for investors, such as collateralized bond and loan obligations. These activities and investments have a higher risk/reward profile than the provision of financial guarantee insurance or advisory and structuring services. It is anticipated that investments in Financial Engineering activities in general, and any equity investments of the Company made in connection with such activities in particular, will generate long-term revenue growth. However, the amount and timing of such revenue, and the Company's success in these activities and investments, is uncertain. Investments above a threshold amount are subject to review by a committee of the Board of Directors.

            The Company also has a secondary market insurance program in which CapMAC provides guarantees of securities, primarily utility first mortgage bonds and municipal obligations, that are already issued and trading in the secondary markets.

            CapMAC issues both full and partial guarantees of securities. Full guarantees provide a guarantee of all payments of principal and interest on the insured security. Partial guarantees provide a guarantee of payments of principal and interest on a security up to a specified percentage (less than 100%) of the outstanding principal amount of the security.

Industry Overview

            The securitization market has continued to expand every year since 1987, as measured both by the aggregate principal amount of asset-backed obligations issued and the variety of assets which have been securitized. While mortgages, home equity loans, credit card receivables and auto loans constitute the largest percentage of assets backing asset-backed securities, the variety of asset-backed obligations available to investors has continued to expand dramatically, as corporations, financial institutions and even state and local governments have sought to access the capital markets at attractive interest rates by securitizing their respective assets and utilizing the techniques of structured finance.

            The principles of securitization and structured finance have been increasingly applied in overseas markets, although development in particular countries has varied due to the sophistication of the capital markets and the impact of financial regulatory requirements, accounting standards and legal systems. Recently, securitization has been used to finance assets and originators located in Europe, Japan, Hong Kong, and in various other Asian countries, as well as in South America. Foreign issuers in countries have increasingly applied the principles of structured finance to issue obligations that are rated higher than the rating ceiling imposed by the sovereign debt ratings of the countries in which they are domiciled, a trend which management believes will continue, albeit at varying rates in each region and country.

            Asset-backed obligations are typically issued in connection with structured financings or securitizations, in which the securities being issued are secured by or payable from a specific pool of assets having an ascertainable cash flow and held by a special purpose issuing entity. While most asset-backed obligations are secured by or represent interests in pools of assets, such as residential and commercial mortgages and credit card and auto loan receivables, financial guaranty insurance companies have also insured asset-backed obligations secured by one or a few assets, such as utility first mortgage bonds, project finance bonds and multifamily or commercial real estate. In addition, so-called "future-flow" transactions, where the obligations are backed by financial assets generated after the date on which the obligation is issued, are often included in the general category of asset-backed obligations.

            In general, asset-backed obligations are payable only from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations collateralized by the related assets. Both types of asset-backed obligations typically have the benefit of overcollateralization or one or more forms of credit enhancement to cover credit risks associated with the related assets.

            The following table sets forth certain industry information relating to selected asset-backed obligations issued for the periods indicated:

                New U.S. Issuance of Asset-Backed Obligations (1)

                                                  Year Ended December 31,
                                           -------------------------------------
                                           1996    1995    1994    1993    1992
--------------------------------------------------------------------------------
                                                      ($ in billions)
Credit Cards                              $ 46.9  $ 47.0  $ 31.9  $ 19.6  $ 15.8
Auto Loans                                  32.1    24.7    17.5    24.8    23.2
Home Equities                               36.3    16.1    10.1     7.1     6.2
Manufacturing Housing                        7.9     5.6     4.3     2.5     2.8
Other (2)                                   28.2    14.4    12.0     5.9     3.2
--------------------------------------------------------------------------------
Public Asset-Backed Insurance              151.4   107.8    75.8    59.9    51.2
Private Asset-Backed Insurance              22.2    17.9    12.7    13.1    11.5
Asset-Backed Commercial Paper              152.0    99.0    71.0    58.0    47.0
--------------------------------------------------------------------------------
                  Total                   $325.6  $224.7  $159.0  $131.0  $109.7
================================================================================

----------
(1) Sources: For data on public asset-backed issuance, Dean Witter Asset-Backed Securities Reference Guide, Year Ended 1992 and Year Ended 1993 and MCM CorporateWatch (data for 1994-1996); for data on asset-backed commercial paper, Goldman Sachs, "Overview of the Commercial Paper Market," February 1997; and for data on private asset-backed issuance, Securities Data Co., as supplemented by CapMAC estimates.

(2) Including (but not limited to) obligations backed by student loans; recreational vehicle loans; boat loans; unsecured consumer loans; agricultural equipment loans; loans to small businesses; various equipment, computer, rolling stock and aircraft leases; and trade and real estate tax receivables.

            Based on data compiled by the Association of Financial Guaranty Insurers, the Company wrote approximately 30% of the financial guaranty insurance directly written (excluding business assumed through reinsurance) by financial guaranty insurers during 1995 on taxable asset-backed obligations. Statistics for 1996 were unavailable as of the date of this report.

            The rapid growth in the issuance of asset-backed obligations up to 1995 was due in part to increased capital requirements of commercial banks and insurance companies and the contraction of credit extended to corporations. Banks responded to increased capital requirements by selling certain of their assets, such as credit card receivables and automobile loans, in securitized structures to the financial markets. Finance companies were established which utilized securitization as their primary source of funding. As the market for asset-backed obligations has expanded and the cost to issuers has fallen, many corporations found securitization of their assets to be a funding alternative increasingly less costly than traditional forms of borrowing. The continuation of the growth trend through 1996 appears to be a function of the increased acceptance of securitization as an efficient financing technique which has benefits for both issuers and investors, rather than a response to specific changes in regulatory capital requirements or general credit market conditions. The general trend in the asset-backed market has been that investors demand higher premiums for financing novel assets or new issuers, and that this interest rate premium is reduced as the market becomes more familiar with the assets or the issuer, as applicable. Financial guaranty insurers tend to have a higher rate of involvement with these new issuers and assets.

            Asset-backed obligations generally entail two forms of risks: asset risk, which is related to the amount and quality of asset coverage; and structural risk, which is related to the extent to which the transaction structure protects the interests of the investors (and therefore the insurer). In general, the amount and quality of asset coverage required is determined by the historical performance of the assets. The projected future performance of the underlying pool of assets (for example, loss and delinquency rates, yield and the rate at which payments are received on the assets) will generally determine whether the amount of overcollateralization or other credit enhancement ultimately was sufficient to protect investors (and therefore the insurer) against adverse asset performance. The ability of the servicer of the assets to properly service and collect the underlying assets often is a factor in determining future asset performance.

            Structural risks addressed by asset-backed transactions include bankruptcy and tax risks. Asset-backed structures are usually designed to protect the investors (and therefore the insurer) from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets (which may be receiving the cash payments from the underlying obligors). Related issues that often raise concerns are whether the sale of the assets by the originator to the issuer of the asset-backed obligations would be respected in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or required to delay the remittance to investors of any cash collections held by it at, or received by it after, the time it becomes subject to bankruptcy or insolvency proceedings. In addition, because the cash flow generated by the underlying assets is the primary source for the repayment of the asset-backed obligations, asset-backed transactions are structured to take into account the tax status of the issuing entity and the tax characterization (debt or equity) of the asset-backed obligations which are issued. The Company endeavors to address these risks through its credit underwriting guidelines, standards and procedures.

            Municipal obligations comprise bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (such as counties, cities, or towns), utility districts, public universities and hospitals, public housing and transportation authorities and other public and quasi-public entities. Municipal obligations are supported by the issuer's taxing power in the case of general obligation bonds, or by the issuer's ability to impose and collect fees and charges for public services or specific projects in the case of most special revenue bonds. Although insurance of municipal obligations represents the largest portion of the overall financial guaranty insurance business, as of December 31, 1996 it forms only 4% of the Net Par insured by CapMAC. "Net Par" is the amount of principal or other obligations (excluding the interest portion) guaranteed under an insurance policy or a reinsurance agreement, net of ceded reinsurance. CapMAC's share of the market for the insurance of directly issued municipal bonds was approximately 0.3% in 1995 and is estimated to be less than 0.4% in 1996.

            The Company's Project Finance business unit has been formed to provide insurance for obligations backed by infrastructure and other project financings. These obligations are subject to risks different from asset-backed and municipal obligations, insofar as repayment of the obligation guaranteed depends on the ability of the project to produce and sell its' product, such as power or a commodity, or collect fees from the users of the project, in the case of toll roads. In addition, certain projects are subject to risks relating to construction and/or, if financed is outside of the United States, foreign currency. These risks are addressed in each transaction though credit underwriting guidelines, standards and procedures similar to those applied to asset-backed and municipal obligations, and with respect to certain risks, third party credit support. For example, construction risk may be mitigated with letters of credit or corporate guarantees and currency risk may be addressed through a currency swap.

            Generally, financial guaranty insurance companies have increasingly sought to diversify their product base as the market for the insurance of traditional asset-backed and municipal transactions has become more competitive. This diversification has been in the form of an expansion of the core businesses and in the provision of nontraditional new products. The overall trend has been for financial guarantors of asset-backed obligations to insure a higher proportion of obligations backed by new asset classes than obligations backed by assets which have been securitized in large quantities and are therefore familiar to investors. Financial guarantors generally also guaranty a higher proportion of obligations issued by issuers who are unfamiliar to asset-backed investors. This is because investors particularly value the additional security provided by a financial guarantor when either the asset securitized or the issuer is unfamiliar.

Underwriting Procedures and Guidelines

            CapMAC specializes in the credit enhancement of structured asset-backed obligations. Management believes that these generally represent a lower risk of loss than the credit enhancement of obligations which are neither backed by a dedicated pool of assets nor structured to protect against bankruptcy risks because such obligations have at least some of the following characteristics: (i) they typically involve a large, diverse pool of assets;
(ii) they employ structural protections which segregate the underlying assets from the credit risk of the seller/servicer; and (iii) they have a first loss protection built into the transaction, the amount of which is based on the historical performance of the assets and is usually in the form of (a) overcollateralization or cash collateral/reserves, (b) retention of risk by the seller/servicer or (c) assumption of risk by a third party other than CapMAC. While not all obligations guaranteed by CapMAC have all of the protective characteristics described above, substantially all obligations employ at least some of them. Structured asset-backed obligations are typically subject to independent review and oversight by a variety of third parties (rating agencies, underwriters, reinsurers, liquidity banks and legal counsel).

            The Company has developed strict and highly specific underwriting procedures for the various types of obligations CapMAC insures, consistent with the financial guaranty industry's standard of "zero-loss" underwriting. The Company's underwriting policies, procedures and guidelines outline the process for analyzing, approving and monitoring all prospective and closed transactions. The underwriting policies and procedures encompass the approval process and the portfolio limits.

            Each potential transaction is managed by the appropriate business unit--Financial Engineering, Credit Enhancement, Project Finance or Latin America. As transactions are assigned to each business unit, teams are established consisting of members of that unit and/or other individuals with the appropriate expertise within the Company.

            A formal written analysis is prepared and is included in the presentation by the transaction team to CapMAC's Underwriting Committee (the "Underwriting Committee"), which must approve all transactions other than certain transactions for approved programs. These approved programs may be approved outside of the Underwriting Committee by a committee of three individuals consisting of the head of exposure management and at least two members of the Underwriting Committee. The Underwriting Committee is comprised of 12 senior underwriting officers, including the Chief Underwriting Officer and the Chairman/Chief Executive Officer. In addition to the Underwriting Committee, the Underwriting Committee of CapMAC's Board of Directors must approve all transactions which have an aggregate exposure greater than a specified limit or which present certain risk issues. Upon approval by the applicable underwriting committees, the transaction team is responsible for documenting and closing the transaction.

            While the underwriting process necessarily varies depending on the transaction, all evaluations for structured asset-backed transactions generally include: a review of the transaction structure, an asset analysis, a financial review of the entities involved (primarily the issuer and/or seller/servicer), on-site due diligence and visits with management of the significant entities.

            The Company has developed a pricing model that for each transaction takes into account various factors, such as estimated prepayments on consumer transactions, the level of capital required by insurance regulators and the rating agencies, the estimated incremental expenses to underwrite and monitor the transaction, an allocation of general and administrative expenses, a statistically determined assessment of probable losses based on industry experience, and the impact of any reinsurance and taxes. Using this pricing model, the earnings from the transaction and the transaction's projected return on capital are calculated.

            Each transaction is also reviewed by the Risk Management support unit, specifically the Portfolio Manager, in the context of CapMAC's existing insured portfolio to ensure compliance with general guidelines. Regulatory and rating agency guidelines generally limit the amount of exposure that CapMAC can retain with respect to any transaction guaranteed, and CapMAC sets internal limits on its exposure, such as limits for each transaction and the type of assets securitized. CapMAC also actively uses reinsurance to manage its exposure.

            On occasion, CapMAC reinsures other financial guaranty insurers. CapMAC provides such reinsurance only on a transaction-by-transaction basis pursuant to the underwriting standards and procedures utilized in direct writings.

Monitoring Procedures

            CapMAC monitors each transaction on an ongoing basis. The responsibility for monitoring completed transactions rests primarily with the Exposure Management Group within Risk Management, which reports to the Chief Underwriting Officer. Typically, an officer from the Exposure Management Group is assigned to each transaction and is responsible for continuous monitoring of events and conditions which could affect the transaction until the end of the term of the Company's insurance policy.

            The culmination of the formal and informal monitoring plus periodic reviews of the asset pools securing CapMAC's financial guaranty policy, if appropriate, is a formal "Annual Review" which summarizes how the transaction has performed since the last review. These reviews are approved by the designated officer(s) of the Risk Management support unit and a member of the Underwriting Committee. If the term of a transaction is to be extended or the amount of the policy increased, then the review is formally presented and approved by the Underwriting Committee or, under certain limited circumstances, by the manager of the applicable business unit and two members of the Underwriting Committee.

            If a transaction is not performing according to expectations, or an external event has occurred which had or may have an adverse effect, the Exposure Management Group performs an "Event Review." An Event Review identifies the condition or event giving rise to the Event Review, analyzes its effect on the transaction, and recommends corrective action or special monitoring.

            Changes in condition can range from a deterioration in the asset pool performance, as measured by delinquencies, losses, and prepayments or by a change in servicer management ability, such as faulty reports. Additional reasons for special monitoring include deterioration in the financial condition of any significant party in the transaction (e.g., seller/servicer, trustee, third party guarantor, major obligors) and adverse regulatory, political, economic or environmental events.

            Upon completion of an Event Review, the Underwriting Committee approves an action plan, which may include exercising CapMAC's rights under the transaction documentation. Such rights vary but may include replacing the servicer of the assets, liquidating the program or taking other actions to protect CapMAC's collateral.

            Placing a transaction on "special monitoring" does not necessarily imply an expectation of potential loss, but rather is part of the program of the Exposure Management Group to identify specific transactions where there is a change from the initial conditions under which the transaction was underwritten.

Portfolio of Insured Obligations

            CapMAC uses several methods to measure and report exposure and business volume under its financial guaranty policies. One method used to determine exposure under a policy is the principal amount guaranteed under the policy ("Par"), since CapMAC's liability for principal under the policy is limited to the face amount of the policy. For example, if CapMAC issues a 10% guarantee on a $100 million par amount asset-backed security, the Par exposure is $10 million. In addition, for statutory and other purposes, CapMAC measures the principal plus interest guaranteed under its policies, or statutory principal and interest ("Statutory P&I"). In the above example, the Statutory P&I is $10 million plus interest based upon the terms of the policy, since that is the maximum amount of claims that CapMAC will have to pay. For purposes of measuring certain business volume, CapMAC uses the principal amount of the obligation that is supported by the CapMAC policy, whether a full or partial guarantee; this is referred to as "Inforce Par." In the example above, the Inforce Par would be reported as $100 million.

            Reinsurance that meets certain regulatory and rating agency requirements is used to reduce exposure. CapMAC reports Par and Statutory P&I exposure both before ("Gross") and after ("Net") giving effect to reinsurance. The following table shows CapMAC's policies outstanding as of December 31, 1996, 1995 and 1994.

                     Insured Portfolio Policies Outstanding

                                                   Year Ended December 31,
                                       -----------------------------------------
($ in millions)                              1996           1995           1994
--------------------------------------------------------------------------------
Inforce Par (1)                            $42,001        $32,278        $23,578
Net Par (2)                                 19,655         12,628          9,397
Net Statutory P&I (3)                       23,311         15,138         10,838
--------------------------------------------------------------------------------

----------
(1) Inforce Par - the full amount of principal, commitment or other obligations (excluding interest portion) of the securities or obligations in respect of which an insurance policy or a reinsurance agreement has been issued, whether or not the full amount is guaranteed by such policy or agreement.

(2) Net Par - the amount of principal or other obligations (excluding interest portion) guaranteed under an insurance policy or a reinsurance agreement, net of ceded reinsurance.

(3) Net Statutory P&I - the amount of principal or other obligations and interest guaranteed under an insurance policy or a reinsurance agreement, net of ceded reinsurance, determined in accordance with rules and procedures prescribed or permitted by state insurance regulatory authorities.

            Net Par is lower than Inforce Par because exposure is reduced due to ceded reinsurance and because of the significant portion of partial guarantees issued by CapMAC. At December 31, 1996, approximately 47% of Inforce Par constituted full (100%) guarantees and the remaining 53% was associated with partial guarantees. The following table displays the insured portfolio policies written for the years ended December 31, 1996, 1995 and 1994:

                       Insured Portfolio Policies Written

                                                Year Ended December 31,
                                    --------------------------------------------
($ in millions)                         1996            1995            1994
--------------------------------------------------------------------------------
Inforce Par                           $19,559(1)      $27,069(2)      $15,685(3)
Net Par                                11,742          15,769           8,186
Net Statutory P&I                      13,511          17,040           8,871
--------------------------------------------------------------------------------

----------
(1) Inforce Par written in 1996 included the issuance of a guarantee on a large commercial paper conduit and the renewal of two partial guarantees on large asset-backed commercial paper conduits. If these guarantees were excluded, Inforce Par written would have been $14,309.

(2) Inforce Par written in 1995 included the issuance of a guarantee with respect to the assets held by an asset-backed investment vehicle and the renewal of partial guarantees on two large commercial paper conduits. If these guarantees were excluded, Inforce Par written would have been $12,569.

(3) Inforce Par written in 1994 included the issuance of partial guarantees on two large asset-backed commercial paper conduits. If these partial guarantees were excluded, Inforce Par written would have been $11,536.

            The Company's management tracks the geographic distribution of its insured obligations using a methodology developed internally. Management believes that economic deterioration within one state or region will have less of an impact on structured obligations backed by diversified pools of assets located in such state or region and having significant first loss protection than on non-structured obligations of a single issuer. Furthermore, in the case of collateral pools backed by corporate obligations, the scope of an originator's or corporate obligor's business may, if diversified geographically, minimize the risk due to the economic deterioration in a state or region. Consequently, the Company's management considers geographic exposure to be less meaningful for structured obligations than for municipal or other single issuer obligations.

            In reporting geographic exposure associated with structured asset-backed securities, CapMAC looks at the underlying collateral pool. If the pool consists of corporate obligations with no clear concentration in a particular state or region, then the transaction will be assigned to a category called "nationally diversified corporate assets." For collateral pools of consumer obligations, the transaction will be assigned to a category called "nationally diversified consumer assets" provided that no more than 20% of the collateral is associated with a particular state and provided that no more than 40% of the collateral falls into a particular region of states. If these limitations are exceeded, then the entire transaction will be assigned to specific states depending on the distribution of the underlying collateral.

The following table sets forth the geographic distribution of CapMAC's insured portfolio in terms of Net Par as of December 31, 1996, 1995 and 1994:

                                Insured Portfolio
                             Geographic Distribution
                             Net Par Outstanding(1)
                                 ($ in millions)

                               -------------------------------------------------
State/Region                           1996            1995            1994
--------------------------------------------------------------------------------
Nationally Diversified
 Corporate Assets               $ 4,750   24.2%  $ 2,064   16.3%  $2,023   21.5%

Nationally Diversified
 Consumer Assets                  4,263   21.6     2,197   17.4    1,121   11.9

California                        1,736    8.8     1,257   10.0    1,019   10.8
New York                          1,013    5.2       810    6.4      769    8.2
New Jersey                          406    2.1       236    1.9      223    2.4
Florida                             395    2.0       285    2.3      203    2.2
Texas                               351    1.8       299    2.4      117    1.3
Maryland                            348    1.8       356    2.8      326    3.5
Pennsylvania                        334    1.7       301    2.4      276    2.9
Virginia                            330    1.7       300    2.4      159    1.7
Ohio                                150    0.8       154    1.2      199    2.1
Other U.S. (2)                    3,126   15.8     2,568   20.2    1,745   18.5
Non-U.S. (2)                      2,453   12.5     1,801   14.3    1,217   13.0
--------------------------------------------------------------------------------
                  Total         $19,655  100.0%  $12,628  100.0%  $9,397  100.0%
================================================================================

----------
(1) The geographic information presented above is based on the latest such data available to the Company. Such data for asset-backed transactions is based on information received from the seller/servicer and therefore may not necessarily be the actual distribution as of the above indicated dates.

(2) No state or country in these categories accounts for more than 2% of total Net Par outstanding.

            The table below shows the implied credit quality of CapMAC's insured portfolio, where credit quality is assessed without giving effect to CapMAC's insurance policy. Rating assessments are determined based on an assessment from one of the U.S. rating agencies or by CapMAC's own evaluation where such assessments have not yet been received. The proposed transaction is then evaluated thoroughly to ensure that it meets CapMAC's underwriting/credit standards. Each accepted transaction undergoes continuous review to ensure that no material changes occur which would affect the quality of the transaction.

                                Insured Portfolio
                         Distribution by Credit Quality
                               Net Par Outstanding
                                 ($ in millions)

                                             Year Ended December 31,
                             ---------------------------------------------------
                                      1996             1995           1994
--------------------------------------------------------------------------------
AAA                             $   898    4.6%  $   363    2.9%  $  166    1.8%
AA                                1,064    5.4       636    5.0      453    4.8
A                                 4,053   20.6     3,145   24.9    2,122   22.6
BBB                              13,511   68.7     8,318   65.9    6,640   70.7
Non-investment grade                129    0.7       166    1.3       16    0.1
--------------------------------------------------------------------------------
                  Total         $19,655  100.0%  $12,628  100.0%  $9,397  100.0%
================================================================================

            The obligations insured by CapMAC are divided into three general categories: consumer receivables, trade/corporate receivables and municipal/government obligations.

            Obligations insured by CapMAC and primarily backed by consumer receivables include pass-through and pay-through securities, commercial paper obligations and other, more highly structured products. The consumer receivables backing such obligations include automobile loans and leases, credit card receivables, home equity loans, recreational vehicle loans, residential mortgage loans, student loans and other consumer obligations.

            Obligations insured by CapMAC and primarily backed by trade/corporate receivables include obligations collateralized by corporate debt securities, corporate loans and other corporate receivables and other products underwritten primarily on the basis of the cash flow or market value of the assets dedicated to the payment of the insured obligations. These assets include corporate bonds, trade receivables, equity securities, securities which are backed by senior bank loans, utility first mortgage bonds and other assets which are neither consumer receivables nor municipal/government obligations. CapMAC classifies as trade/corporate receivables insurance issued by it to guarantee counterparty risk in areas such as interest rate swaps and special purpose derivative products subsidiaries of financial institutions and insurance issued which guarantees payment of previously issued bonds at a stated maturity date.

            Obligations backed by municipal/government obligations insured by CapMAC include, with respect to municipal obligations, general obligation bonds, housing revenue bonds, municipal utility revenue bonds, health care revenue bonds, transportation revenue bonds, tax-backed revenue and lease bonds and, with respect to government obligations, bonds of public and quasi-public agencies of the United States, obligations of local and national governments outside of the United States and obligations relating to infrastructure financings.

            The following table displays the insured portfolio breakdown by type of underlying obligation insured by CapMAC in terms of Net Par outstanding as of December 31, 1996, 1995 and 1994:

                                Insured Portfolio
                        By Type of Underlying Obligation
                               Net Par Outstanding
                                 ($ in millions)

                                              Year Ended December 31,
                              --------------------------------------------------
                                      1996             1995            1994
--------------------------------------------------------------------------------
Consumer Receivables            $10,362   52.8%  $ 6,959   55.1%  $4,740   50.4%
Trade/Corporate
Receivables                       8,479   43.1     4,912   38.9    4,039   43.0
Municipal/Government
Obligations                         814    4.1       757    6.0      618    6.6
--------------------------------------------------------------------------------
                  Total         $19,655  100.0%  $12,628  100.0%  $9,397  100.0%
================================================================================

            The following table provides a further breakdown by category of asset, measured by Net Par outstanding as of December 31, 1996.

                                Insured Portfolio
                              By Category of Asset
                               Net Par Outstanding
                             As of December 31, 1996
                                 ($ in millions)

Category of Asset                                    Net Par     %    Asset Type
--------------------------------------------------------------------------------
Domestic:
Home Equity Loans and Residential Mortgages         $ 6,176    31.4    Consumer
Other Corporate                                       2,769    14.1    Corporate
Overcollateralized Corporate Pools                    2,183    11.1    Corporate
Credit Cards                                          1,680     8.5    Consumer
Auto Loans                                            1,135     5.8    Consumer
Other Consumer                                        1,028     5.2    Consumer
Noncollateralized Corporate Obligations                 707     3.6    Corporate
Utilities                                               668     3.4    Corporate
Municipal/Government                                    647     3.3    Municipal
Recreational Vehicle and Marine                         120     0.6    Consumer
--------------------------------------------------------------------------------
      Subtotal                                      $17,113    87.0
--------------------------------------------------------------------------------
International:
Other Corporate                                       1,830     9.3    Corporate
Overcollateralized Corporate Pools                      312     1.6    Corporate
Other Consumer                                          211     1.1    Consumer
Sovereign                                               166     0.8    Sovereign
Residential Mortgages                                    12     0.1    Consumer
Noncollaterlized Corporate Obligations                   11     0.1    Corporate
--------------------------------------------------------------------------------
      Subtotal                                      $ 2,542    13.0
--------------------------------------------------------------------------------
          Total                                     $19,655   100.0%
================================================================================

            The table below shows distribution of CapMAC's insured portfolio by size of transaction insured on a Net Par basis as of December 31, 1996:

                                Insured Portfolio
                         by Size of Transaction Insured
                               Net Par Outstanding
                             As of December 31, 1996

                                Number of     Percentage              Percentage
($ in millions)               Transactions     of Total     Net Par    of Total
--------------------------------------------------------------------------------
Greater than $200                  23            3.8%      $ 8,076       41.1%
$101 - $200                        28            4.6         3,967       20.2
$51-$100                           50            8.2         3,799       19.3
$25-$50                            56            9.2         1,999       10.2
Less than $25                     450           74.2         1,814        9.2
--------------------------------------------------------------------------------
      Total                       607          100.0%      $19,655      100.0%
================================================================================

            The remaining weighted average life based upon Net Par of CapMAC's insured portfolio as of December 31, 1996 was approximately 6.4 years, which reflects CapMAC's focus on asset-backed securities. Financial guarantee insurance companies which focus on the credit enhancement of municipal obligations have insured portfolios with a weighted average life that is typically longer than CapMAC's portfolio. The following table sets forth the estimated terms to maturity of CapMAC's policies as of December 31, 1996, 1995 and 1994:

                                Insured Portfolio
             Estimated Terms to Maturity of Insured Obligations (1)
                                 ($ in millions)

                                                        Year Ended December 31,
                                             -----------------------------------
Estimated Terms to Maturity                            1996      1995      1994
--------------------------------------------------------------------------------
Due in five years or less                             $10,743   $ 6,163   $5,861
Due after five years through ten years                  6,258     4,067    1,789
Due after ten years through fifteen years                 916     1,002      948
Due after fifteen years through twenty years              399       384      246
Due after twenty years                                  1,339     1,012      553
--------------------------------------------------------------------------------
      Total                                           $19,655   $12,628   $9,397
================================================================================

(1) Based on estimates by the issuers of the insured obligations as of the original issuance dates of such obligations. Actual maturities could differ from the contractual maturities because borrowers in certain issuances have the right to call or prepay certain obligations with or without call or prepayment penalties.

Loss Reserves

            CapMAC maintains reserves in an amount believed by its management to be sufficient to pay its estimated ultimate liability for losses and loss adjustment expenses with respect to obligations it has insured. The reserves established under Generally Accepted Accounting Principles ("GAAP") consist of a reserve based on estimates of the portion of premiums earned required to cover potential future claims inherent in currently insured obligations (a "Supplemental Loss Reserve") and case basis reserves for expected levels of defaults resulting from credit failures on currently insured obligations. The Supplemental Loss Reserve and case basis reserves amounted to $10.7 million and $0.3 million, respectively, at December 31, 1996. A case basis loss reserve is established for insured obligations when, in the judgement of management, a default in the timely payment of debt service is imminent. For defaults considered temporary, a case basis loss reserve is established in an amount equal to the present value of the anticipated defaulted debt service payments over the expected period of default. If the default is judged not to be temporary, the present value of all remaining defaulted debt service payments is recorded as a case basis loss reserve. Anticipated salvage recoveries are considered in establishing case basis loss reserves when such amounts may be reasonably estimated.

            Under GAAP, CapMAC defers recognition of the premium received at the inception of the insurance policy by crediting the premium to an unearned premium reserve and amortizing the premium over the life of the underlying insured obligation. CapMAC's unearned premium reserve, net of reinsurance, as of December 31, 1996 was $49.8 million.

            In addition to reserves established under GAAP, CapMAC establishes a reserve under statutory accounting practices prescribed or permitted by state insurance regulatory authorities ("SAP") for unearned premiums relating to premiums received from an up-front insurance policy but not earned. These premiums are earned in accordance with regulatory requirements over the term of the obligations to which the premiums relate. At December 31, 1996, CapMAC's SAP reserve for unearned premiums, net of reinsurance, was $52.9 million.

            The New York financial guaranty insurance statute applicable to CapMAC requires that financial guaranty insurers also maintain a special SAP reserve called the "contingency reserve" to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The statutory contingency reserve with respect to CapMAC's insured portfolio has not been utilized since CapMAC's inception. At December 31, 1996 CapMAC had statutory contingency reserves totaling $66.1 million.

            From CapMAC's commencement of operations in 1987 through December 31, 1996, CapMAC had incurred gross losses and loss adjustment expenses (exclusive of additions to the Supplemental Loss Reserve) of $2.7 million with respect to insured obligations, all of which related to a single transaction. Such losses and expenses were covered under a quota share reinsurance arrangement for $0.2 million and a reduction in the Supplemental Loss Reserve for $2.5 million. The portion of the loss not covered under the quota share agreement was funded through payments to CapMAC from the Lureco Trust Account, as discussed in "--Reinsurance."

            Because reserves are necessarily based on estimates and because of the absence of a sufficient number of losses in its financial guaranty insurance activities and in the financial guaranty insurance industry generally to establish a meaningful statistical base, there can be no assurance that the case basis reserves or the Supplemental Loss Reserve will be adequate in light of subsequent experience with respect to defaults to cover losses in CapMAC's insured portfolio. Losses from future defaults, depending on their magnitude, could have a material adverse effect on the results of operations and financial condition of the Company.

Reinsurance

            Reinsurance is a commitment by one insurance company, the "reinsurer," to reimburse another insurance company, the "ceding company," for a specified portion of the insurance risks underwritten by the ceding company on one or more specified policies in consideration for a portion of the premiums received for the policy or policies being reinsured. The ceding company generally receives from the reinsurer a commission based on a percentage of the reinsurance premium (a "ceding commission") to cover the cost incurred by the ceding company to generate the business being reinsured as well as to compensate the ceding company for the monitoring and surveillance of the transaction(s) so ceded. The reinsurance does not relieve the ceding company from any obligation under the policy reinsured even if the reinsurer fails to pay the ceding company under the reinsurance agreement.

            The Company actively pursues reinsurance as a means of diversifying and reducing risk, enhancing its return on capital and adding underwriting capacity. Reinsurance of CapMAC's insured obligations is done both on a facultative (transaction-by-transaction) and treaty (automatic cession) basis. CapMAC uses both quota share reinsurance and excess of loss reinsurance structures. Quota share reinsurance provides that the reinsurer reimburses the ceding company on a pro-rata basis for a specified percentage of all losses incurred under the policy reinsured starting with the first loss incurred. Excess of loss or stop-loss reinsurance provides that the reinsurer reimburses the ceding company for all or a specified percentage of losses incurred by the ceding company in excess of a specified amount of losses.

            CapMAC monitors the creditworthiness of all of its reinsurers on a continual basis. As of December 31, 1996, 97% of CapMAC's reinsurance was ceded to reinsurers who were rated AA or better by S&P. CapMAC reinsures with two triple-A rated monoline financial guarantee reinsurance companies in the United States and with a number of international companies located in Europe and Japan. As of December 31, 1996, 22% of CapMAC's Gross Statutory P&I outstanding was reinsured, of which no single entity reinsured more than 8.4% of Gross Statutory P&I outstanding.

            CapMAC entered into a Stop-loss Reinsurance Agreement with Mitsui Marine and Fire Insurance Co., Ltd. ("Mitsui Marine") as reinsurer (the "Mitsui Stop-loss Agreement"), effective December 1, 1995, pursuant to which Mitsui Marine was required to pay any losses in excess of $100 million losses in the aggregate incurred by CapMAC during the term of the Mitsui Stop-loss Agreement on the insurance policies in effect on December 1, 1995 and written through December 31, 1996, up to an aggregate limit of $50 million. The Mitsui Stop-loss Agreement replaced a stop-loss agreement with Winterthur Swiss Insurance Company which had been in effect since the Acquisition in June, 1992.

            Effective January 1, 1997, the Mitsui Stop-loss Agreement was amended and restated, and additional stop loss agreements were entered into with AXA Re Finance S.A. ("AXA Re") and Munchener Ruckverischerungs-Gesellschaft ("Munich Re") such that Mitsui Marine, AXA Re and Munich Re are required to pay in the aggregate any losses up to $75 million in the aggregate incurred by CapMAC in excess of $150 million increasing annually based on increases in CapMAC's statutory qualified capital. The Mitsui Stop-loss Agreement requires Mitsui to pay 40% of any such losses up to a maximum of $30 million; the stop-loss agreement with AXA Re requires AXA Re to pay approximately 27% of any such losses up to a maximum of $20 million; and the stop-loss agreement with Munich Re requires Munich Re to pay approximately 33% of any such losses up to a maximum of $25 million.

            The Mitsui Stop-loss Agreement and each of the stop-loss agreements with AXA Re and Munich Re have an initial term of one year and are subject to automatic one year extensions unless either party to any of the agreements provides the other with 180 days notice that it does not intend to renew such agreement. The Mitsui Stop-loss Agreement and each of the stop-loss agreements with AXA Re and Munich Re are also subject to early termination by CapMAC in certain circumstances.

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

            The premium deposit amounts in the Lureco Trust Account have been reflected as assets by CapMAC during the term of the agreement. Premiums in excess of the deposit amounts have been recorded as ceded premiums in the statements of operations. In the 1996 policy year the agreement provided $7 million of loss coverage in excess of the premium deposit amount of $5 million retained in the Lureco Trust Account. Additional coverage is provided for losses incurred in excess of 200% of the net premiums earned up to $4 million for any one agreement year. In September of 1995, claims incurred of approximately $2.5 million on a CapMAC insurance policy were applied against the Lureco Trust Account.

            The reinsurance of risk does not relieve the ceding insurer of its original liability to its policyholders. A contingent liability exists with respect to the aforementioned reinsurance arrangements which may become a liability of CapMAC in the event the reinsurers are unable to meet obligations assumed by them under the reinsurance contracts.

CapMAC Financial Services

            CFS provides advisory and structuring services to third parties in connection with asset securitization transactions, primarily those in which CapMAC issues a guaranty. CFS provides customers, such as banks, large and mid-sized corporations, insurance companies and other financial institutions, with advice as to the most appropriate structure to use for a given securitization transaction based on the nature of the assets and financial objective of the customer. Depending on the structure of the transaction, CFS will provide advice regarding the most advantageous available funding mechanism, the hedging of certain risks through third-parties and liquidity facilities in transactions involving issuance of commercial paper.

CFS' sole role with respect to hedging contracts is to provide advisory services, and neither CFS nor the Company takes any offsetting position with respect to any such hedging contracts. CFS also provides clients with guidance on the review process by the rating agencies with respect to transactions.

            CFS also serves as a technical advisor to Asian Securitization and Infrastructure Assurance (Pte) Ltd ("Asia Services"), a financial guaranty company located in Singapore formed in 1995 to provide guarantees and engage in related business activities in the Asian fixed income capital markets, and to P.T. ABS Finance Indonesia, a securitization corporation located in Indonesia. The Company owns an indirect equity interest in Asia Services and is a minority shareholder of P.T. ABS Finance Indonesia.

            The structuring of the more complex and innovative asset securitization transactions in which CFS participates generally involve advisory and structuring services for which fees are generally paid upon closing of the transaction; consequently, the timing of such transactions and the amount of the related fees can result in significant fluctuations attributable to such fees from period to period. Transactions may involve more than one advisor, and CFS competes with a number of advisors including financial guarantors, investment banks and advisory boutiques for advisory assignments that typically culminate in insured funding and/or restructuring solutions. Generally, CFS receives larger fees in connection with transactions which require an increased expenditure of time and effort to achieve a satisfactory execution. These transactions typically involve unfamiliar assets or structures. Advisory and other fees received by CFS increased from $17.0 million for the year ended December 31, 1995 to $27.1 million for the year ended December 31, 1996.

            CFS also has within it the global marketing unit of the Company, which is responsible for the overall global marketing efforts on behalf of the Company and its subsidiaries. The global marketing unit is organized along geographic and industry lines and manages relationships with the Company's major clients.

            CFS is a wholly owned subsidiary of Holdings and was incorporated in Delaware in 1992 in connection with the Acquisition. While the scope of CFS' business activities has expanded since the Acquisition, CFS was created to provide various services to CapMAC and to engage in other activities in support of CapMAC's business. At the time of the Acquisition, the CFS Servicing Agreement detailing the terms and conditions of the services to be provided by CFS for CapMAC was executed and approved by the Insurance Department of the State of New York. Under the CFS Servicing Agreement, which is still in force, CFS bills CapMAC a fee for providing administrative services to CapMAC, including activities related to underwriting, reinsurance, marketing, accounting, data processing and other services, but not in excess of CFS's cost for such services. CFS also provides administrative services to Holdings and CFS Europe.

CapMAC Investment Management

            CapMAC Investment Management, Inc. ("CIM") is a new subsidiary of Holdings incorporated in Delaware in October 1996. CIM is a registered investment advisor and has been formed for the purpose of establishing investment funds and providing investment advice regarding asset-backed structures, mortgage-backed securities, foreign and domestic fixed income and equity securities and certain other securities based on the investment objectives of its clients. The Company has hired the president of CIM and is currently in the process of hiring additional personnel. It is anticipated that CIM will be initially capitalized with approximately $2 million and will commence operations in early 1997.

            It is anticipated that CIM will generate income through fees charged for assets under management. The Company does not expect that CIM will be profitable in 1997.

Derivative Products

      In 1995, Holdings entered into a strategic alliance with The Mutual Life Assurance Company of Canada ("MLC"), and three of its derivatives products subsidiaries (each such subsidiary, a "TMG Subsidiary" and such subsidiaries collectively, the "TMG Group") to assist the TMG Group in providing a broad range of derivative products, with an initial emphasis on "municipal derivatives," including investment agreements and long dated interest rate swaps. The TMG Group also provides interest rate swaps, currency swaps and equity-linked financial products. Because the obligations of the TMG Group under its derivative transactions are guaranteed by The Mutual Life Assurance Company of Canada, the TMG Group is rated AA by S&P and Aa3 by Moody's. CapMAC intended that the relationship with the TMG Group would facilitate the hedging of risks inherent within particular structured transactions insured by CapMAC and help CapMAC better evaluate such risks.

      Holdings has warrants to purchase shares of stock in each TMG Subsidiary for an aggregate initial exercise price of $10 million. Holdings may exercise its warrants in whole or in part (subject to a 25% minimum) at any time. Holdings is obligated to exercise its warrants upon the demand of any TMG Subsidiary after February 27, 2000 and earlier upon the occurrence of certain events relating to the TMG Group as well as certain events relating to Holdings and CapMAC. The amount of Holdings investment in the TMG Group at any date is the initial exercise price of $10 million plus an imputed cost-of-carry on the investment (calculated pursuant to a LIBOR based formula). For example, if the warrants were exercised on February 27, 2000, it is estimated (assuming a constant LIBOR rate of 5%) that the total cost to exercise the warrants will be approximately $13 million.

      After exercising the warrants, the Company has the right to require MLC to purchase the shares in the TMG Group held by it during the six month period beginning on February 27, 2002. The price to be paid by MLC for such shares would be their book value, except in certain limited circumstances. Originally, management expected that the Company would exercise its warrants on February 27, 2000, hold the stock for two years and, depending on management's evaluation of the value of its investment, sell the shares to MLC during the six-month period beginning on February 27, 2002. Recent losses incurred by the TMG Group, which have caused the Company to write-down the value of its investment as described below, and the on-going capital restructuring of the TMG Group, have caused the Company to reevaluate its intentions with respect to the warrants, and it is not possible to determine as of the date of this report what actions, if any, the Company will take.

      The Company values the warrants as of any date of determination based upon the difference between the exercise price of the warrants as of such date and the estimated fair value of the percentage share of the TMG Group it would own upon exercise of the warrants. Based upon losses incurred and projections by the TMG Group at the end of the fourth quarter of 1996, the Company in the fourth quarter of 1996 realized a pre-tax capital loss of $2.0 million on its investment in the warrants. Estimated losses by the TMG Group during the first quarter of 1997 are materially worse than the expectations of the management of the TMG Group at year end 1996, and therefore the Company's current estimate is that Holdings will realize an additional non-operating charge to earnings in the first quarter of approximately $3.5 million to $4.0 million. The effect of the write-off in the fourth quarter of 1996 and the current estimate of the write-off for the first quarter of 1997 will be to reduce the value of the Company's TMG Group warrants to approximately $5.0 million to $5.5 million as of March 31, 1997. MLC has announced that it has contributed an additional $50 million to the TMG Group, which has the effect of diluting the Company's investment from an approximately 17% ownership interest to approximately 7%. However, notwithstanding the additional capital contribution, the Company may in the future realize additional losses of part or all of the remaining value of the warrants.

      The agreement between the Company and MLC governing CapMAC's investment in the TMG Group contains covenants restricting the Company's ability to incur liens on its property, other than certain permitted liens, or incur debt (other than certain permitted debt) which would result in the Company's total debt (other than certain permitted debt) to capital ratio exceeding 25%.

Funding Vehicles

            In order to be able to offer its customers a variety of funding options in addition to credit enhancement, the Company, together with two investment banks, participated in the formation of Triple-A One Funding Corporation, Triple-A One Plus Funding Corporation and Hemispheres Funding Corporation. Triple-A One Funding Corporation and Triple-A One Plus Funding Corporation (collectively, "Triple-A One Funding") are third party owned and managed special purpose conduits that issue asset-backed commercial paper, and Hemispheres Funding Corporation ("Hemispheres") is a third party owned and managed special purpose conduit that issues asset-backed medium term notes. Each of these conduits provides multiple sellers/borrowers with access to the commercial paper and medium term note markets on better terms than they could obtain by issuing securities directly. CFS provides administrative and referral services to these conduits, and CapMAC guarantees the underlying asset-backed transactions. In general, customers of the Company transfer or pledge receivables to the conduits in exchange for funds which are raised either by the sale of commercial paper (in the case of Triple-A One Funding) or medium term notes (in the case of Hemispheres). Typically, payment of principal and interest on the obligations issued by the conduits is dependent on the performance of the underlying assets, as supported by one or more guarantees issued by CapMAC. As of December 31, 1996, the aggregate principal amount of commitments issued by Triple-A One Funding was approximately $5.5 billion and the commercial paper outstanding under such commitments was approximately $2.9 billion, while the total notes issued by Hemispheres amounted to approximately $1.0 billion. It is anticipated that the Company may participate in the establishment of additional special purpose asset-backed commercial paper and medium-term note conduits to provide additional funding opportunities to its customers.

International Operations

            The Company participates in international transactions through its headquarters in New York, its offices in Europe and by way of joint ventures and other business arrangements in Asia. The aggregate Net Par resulting from international transactions totaled $2.5 billion as of December 31, 1996, $1.7 billion as of December 31, 1995 and $1.2 billion as of December 31, 1994. An obligation insured by CapMAC is deemed to involve an "international transaction" when either the originator or the assets underlying the insured obligations are primarily located outside the United States.

Europe

            CapMAC established its representative office in London in 1990. The office presently has a staff of four professionals. Activities in Europe are based out of the London office. CapMAC transactions which are originated through the London office are issued insurance policies out of CapMAC's

New York headquarters. CapMAC's office in Paris, which is the headquarters of CapMAC's newly established French subsidiary, CapMAC Assurance, S.A., works closely with the London office and focuses on those aspects of transactions which involve assets, investors or clients located in continental Europe. The Company has capitalized CapMAC Assurance, S.A., and will be able to write financial guaranty insurance throughout the countries of the European Economic Community upon receipt of its license from the French authorities, which it anticipates receiving in 1997. A substantial portion of the policies written by such subsidiary will be reinsured by CapMAC.

Asia

            Given the growing importance and growth prospects of Asia's economies, the Company has undertaken a number of initiatives to expand into Asia. These initiatives have resulted in separate arrangements with respect to Japan, the Asian emerging markets and Indonesia.

      In June 1995, CapMAC and CFS entered into a cooperation agreement with Mitsui Marine regarding the development of the financial guaranty business in Japan, including the provision of financial guaranties and other credit enhancement in connection with securities or obligations that are backed by assets originated in Japan or which are issued by Japanese entities. The agreement requires CFS to make financial technology available to Mitsui Marine, provides for mutual business development, reinsurance, business promotion, employee exchanges and related training, and office sharing. It also includes provisions regarding the reinsurance of transactions related to the provision of credit enhancement for financial obligations offered and sold in Japan and Japanese financial obligations which are offered and sold outside of Japan.

      As part of its strategy to expand into Asia, the Company has promoted the establishment of and in December, 1995, through its affiliate, CapMAC Asia Ltd. ("CapMAC Asia"), made an investment in Asia Credit Services (Pte) Ltd ("Asia Services"), which owns all of the stock of Asian Securitization and Infrastructure Assurance (Pte) Ltd ("ASIA Ltd."), a regional financial guaranty company located in Singapore. The Company's initial investment consisted of approximately $11.2 million in cash and a commitment to provide up to an additional $6.8 million in certain circumstances. During 1996, the Company invested an additional $1.2 million in CapMAC Asia and sold $1.9 million of its investment to certain of its employees, directors and shareholders. As of December 31, 1996, as a result of the additional investment and the sale to employees, directors and shareholders, the amount of the Company's commitment to provide additional financing to CapMAC Asia had been reduced to $4.9 million. The total subscribed capital of Asia Services is $150 million, of which $102 million has been paid-in as of December 31, 1996.

      ASIA Ltd. was formed to provide guarantees of debt securities in the primary and secondary Asian fixed income capital markets, and together with Asia Services, to engage in related business activities in the Asian capital markets and to provide technical advice and assistance in connection with Asian securitization transactions. CFS has entered into a technical assistance and cooperation agreement, pursuant to which CFS or its designated affiliate will provide certain technical, advisory and structuring services to Asia Services and ASIA Ltd., including employee exchanges between CFS and Asia Services and ASIA Ltd., and CapMAC will have the right to reinsure certain transactions entered into by ASIA Ltd. and to participate in ASIA Ltd.'s treaty reinsurance. The agreement also limits the Company's ability to compete in Asia directly with Asia Services and ASIA Ltd. with respect to credit enhancement activities.

      In consideration for its role in the creation of Asia Services and ASIA Ltd. and in connection with the technical assistance to be provided by CFS, the Company has options to purchase for a nominal price shares of Asia Services representing up to 10% of its paid-in capital, the amount of such options to be determined based on the internal rate of return to the investors in Asia Services at the time of public offering or sale of the stock of Asia Services.

      In April 1995, Holdings became a minority shareholder in P.T. ABS Finance Indonesia ("ABS Finance"), formerly known as P.T. Citimas Capital (Pte) Ltd., a corporation established to develop securitization in Indonesia for obligations that are backed by assets originated in Indonesia or that are issued by Indonesian entities. ABS Finance participates as a principal in the securitization markets in Indonesia, but does not offer financial guaranty insurance in Indonesia. Simultaneously with the execution of the joint venture agreement with the other investors in ABS Finance, CFS entered into a technical assistance agreement with ABS Finance to provide technical and advisory assistance to ABS Finance, including making employees of the Company available to ABS Finance on a short-term basis to provide technical assistance with respect to securitizations and training ABS Finance professional staff in New York and elsewhere as agreed upon by ABS Finance and CFS. In addition, CapMAC has the right to reinsure transactions which are executed by ABS Finance and to provide direct insurance on those transactions which ABS Finance chooses not to underwrite. Each of CFS and ABS Finance have agreed that they will not enter into any cooperation or arrangement similar to the technical assistance agreement with any other party with respect to the development of securitization in Indonesia or the issuance of Indonesian asset-backed securities.

Investment Portfolio

            The Company's investment portfolio consists of both equity investments and high quality, intermediate-term taxable and tax-exempt securities to obtain an optimal portfolio mix of liquidity, quality, maturity and earnings. Holdings' equity investments include investments in the TMG Group, ABS Finance and ASIA Services, as well as other equity investments which are not liquid and may be speculative, such as investments in specialized finance companies in connection with its Financial Engineering activities. The discussion in this section with respect to the Company's investment portfolio excludes the equity investments of Holdings.

            CapMAC has a conservative investment strategy of limiting investment to government obligations and securities that are rated A or better and short-term investments rated A1+/P1 or higher by the major U.S. rating agencies. Any investment in a security rated below A requires special approval. If a security's rating falls below single-A subsequent to purchase, a case-by-case determination is made as to whether the security should be sold. Under CapMAC's investment guidelines the amount of securities rated single-A or lower is restricted to 40% of the total portfolio, with the remainder comprised of double-A and triple-A rated securities, and U.S. Government and federal agency securities. Currently, CapMAC's investment guidelines do not allow investments in equity securities, securities issued by affiliates and securities that CapMAC insures, without prior approval of the Investment Committee of the Board of Directors. The Company's investment portfolio has an average credit quality of at least AA as of December 31, 1996. The Company's investment portfolio is managed by the firm of Standish, Ayer & Wood, Inc.

      As of December 31, 1996, the carrying value of the Company's investments (excluding equity investments) was $339.2 million. This investment portfolio consisted of marketable, investment grade and fixed income securities. Based upon their respective estimated fair values at December 31, 1996, approximately 53.7% of the Company's investments were in obligations of states, municipalities and political subdivisions, 38.5% in U.S. Treasury obligations and mortgage-backed securities of U.S. government corporations and agencies, and 7.8% in corporate and asset-backed securities. As of December 31, 1996, all of the Company's investments were classified as available-for-sale securities. The following tables set forth certain information concerning the investment portfolio (excluding equity investments) of the Company:

                              Investment Portfolio
                         Distribution by Credit Ratings
                             as of December 31, 1996

                                                                    Estimated     Percentage
$ in thousands                                                      Fair Value     of Total
--------------------------------------------------------------------------------------------
U.S. Treasury obligations and mortgage-backed securities of U.S.
  government instrumentalities and agencies (1)                      $130,759        38.5%
AAA                                                                   127,340        37.5
AA                                                                     35,811        10.6
A                                                                      45,264        13.4
--------------------------------------------------------------------------------------------
           Total                                                     $339,174       100.0%
============================================================================================

----------
(1) Mortgage-backed securities consist entirely of Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and other federal agency securities.

                              Investment Portfolio
                              By Type of Securities
                             as of December 31, 1996

                                                                                Weighted
                                                        Amortized   Estimated   Average
Investment Category                                       Cost      Fair Value   Yield
---------------------------------------------------------------------------------------
U.S. Treasury obligations                               $  4,059       4,069     6.15%
Mortgage-backed securities of U.S. government
    instrumentalities and agencies                       105,371     104,577     6.20
Obligations of states, municipalities and political
    subdivisions                                         177,811     181,858     5.23
Corporate and asset-backed securities                     15,043      14,918     4.02
---------------------------------------------------------------------------------------
      Total long-term investments                        302,284     305,422     5.50
Short term investments                                    33,752      33,752     4.54
---------------------------------------------------------------------------------------
      Total                                             $336,036     339,174     5.34%
=======================================================================================

                     Distribution of Investments by Maturity
                             as of December 31, 1996
                                ($ in thousands)

Maturity                                   Amortized Cost   Estimated Fair Value
--------------------------------------------------------------------------------
Due in one year or less (1)                   $ 38,637            $ 38,654
Due after one year through five years           31,821              32,815
Due after five years through ten years          76,450              78,200
Due after ten years                             83,757              84,928
--------------------------------------------------------------------------------
      Sub-total                                230,665             234,597
Mortgage-backed securities                     105,371             104,577
--------------------------------------------------------------------------------
      Total(2)                                $336,036            $339,174
================================================================================

----------
(1) Includes long-term investments in the amount of $4.9 million maturing within one year and short-term mortgage backed securities in the amount of $22.1 million.

(2) The average contractual maturity of the Company's investment portfolio was approximately 6.1 years.

Competition

            The credit enhancement activities of the Company face competition from both other providers of third party credit enhancement and from alternatives to third party credit enhancement. Because the majority of asset-backed (and municipal) obligations are sold without third party credit enhancement, each transaction proposed to be insured by CapMAC generally must compete with an alternative structure which does not employ third party credit enhancement. CapMAC also competes with other monoline primary financial guaranty insurers. Historically, the primary competitor of CapMAC in asset-backed obligations was Financial Security Assurance Inc. However, Financial Guaranty Insurance Company, MBIA Insurance Corporation (formerly Municipal Bond Investors Assurance Corporation), and AMBAC Indemnity Corporation, which originally focused on providing guarantees for municipal obligations, have increased their levels of participation in the asset-backed market, and the Company expects such competition to continue. The Company expects to face increased competition in its primary business of providing financial guarantees with respect to asset-backed obligations both from other monoline primary financial guaranty insurers and from alternative structures which do not employ credit enhancement. Competition for the credit enhancement of asset-backed obligations is also provided by traditional credit enhancers such as mortgage pool insurers and bank letter of credit providers. CapMAC also competes with other forms of credit enhancement, including senior/subordinated structures and various forms of cash collateral.

            CFS competes with other providers of advisory and structuring services, such investment and commercial banks. CIM will compete with mutual funds, hedge funds and other asset managers.

            Insurance law generally restricts multiline insurance companies, such as the large property and casualty insurers and life insurance companies, from engaging in the financial guaranty insurance business on a direct basis other than through separately capitalized affiliates. Entry requirements include
(i) assembling the group of experts required to operate a financial guaranty business, (ii) establishing the triple-A claims-paying ability ratings with the statistical rating agencies, (iii) complying with substantial capital requirements, (iv) developing name recognition and market acceptance with issuers, investment bankers and investors and (v) developing an understanding of financial guaranty insurance regulatory matters. Multiline insurance companies are not major participants in the financial guaranty business in the United States.

Rating Agencies

            Moody's, S&P, DCR and Nippon Investors Service, Inc. periodically review the business and financial condition of CapMAC and other companies providing financial guaranty insurance. These rating agency reviews focus on the insurer's underwriting policies and procedures and the quality of the obligations insured. The rating agencies frequently perform assessments of the credits insured by CapMAC to confirm that CapMAC continues to meet the criteria considered necessary by the particular rating agency to maintain CapMAC's triple-A claims-paying ability rating. CapMAC's ability to engage in business as currently conducted, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Insurance Regulatory Matters

General Law

            CapMAC is licensed to engage in insurance business in all 50 states, the District of Columbia and Puerto Rico. As a domestic insurer, CapMAC is subject to the insurance laws of New York, including the New York Insurance Law. CapMAC is also subject to the insurance laws and regulations of the other states in which it is licensed to transact an insurance business. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally require insurance companies to maintain minimum standards of business conduct and solvency, to meet certain financial tests, to file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition, and to require prior approval of certain changes in control of domestic insurance companies and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain intercorporate transfers of assets and certain transactions between insurance companies and their direct and indirect parents and affiliates, and generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length. CapMAC is required to file quarterly and financial statements prepared in accordance with SAP in each jurisdiction in which it is licensed, and is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. In addition, CapMAC's accounts and operations are subject to periodic examination by the New York Superintendent of Insurance (the "New York Superintendent") (the last such examination having been conducted in 1995 for the five years ended December 31, 1993) and other state insurance regulatory authorities. No material deficiencies were indicated in the report issued in connection with the last examination.

Insurance Holding Company Laws

            Holdings and CapMAC are subject to regulation under the insurance holding company statute of New York (where CapMAC is domiciled) as well as of other jurisdictions where CapMAC is licensed to conduct an insurance business. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance holding companies and their insurance subsidiaries to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes impose standards on certain transactions with related companies, which require that all transactions be fair and reasonable and that specified types of transactions and those exceeding specified limits require prior notice to or approval by insurance regulators.

            Under the insurance holding company laws in effect in New York, any acquisition of control of Holdings, and thereby indirect control of CapMAC, requires the prior approval of the New York Superintendent. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise. Any purchaser of 10% or more of the outstanding voting securities of a corporation is presumed to have acquired control of that corporation and its subsidiaries, although the insurance regulator may find that "control" in fact does or does not exist when a person owns or controls either a lesser or greater amount of voting securities.

New York Financial Guaranty Insurance Law

            In 1989, New York enacted Article 69 ("Article 69") of the New York Insurance Law, a comprehensive financial guaranty insurance statute, which governs all financial guaranty insurers licensed to do business in New York, including CapMAC. This statute limits the business of financial guaranty insurers to financial guaranty insurance and related lines (such as credit, surety and residual value insurance).

            Article 69 requires that financial guaranty insurers maintain a special SAP reserve called the "contingency reserve" to protect policyholders against the effects of adverse economic developments or cycles or other unforeseen circumstances. Article 69 requires a financial guaranty insurer to provide a contingency reserve (i) with respect to policies written prior to July 1, 1989 in an amount equal to 50% of earned premiums and (ii) with respect to policies written on and after July 1, 1989, quarterly on a pro rata basis over a period of 20 years for municipal bonds and 15 years for all other obligations, in an amount equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.50%, depending upon the type of obligation guaranteed, until the contingency reserve amount for the category equals the applicable percentage of net unpaid principal. Virtually all of CapMAC's currently outstanding policies were written after July 1, 1989. This reserve must be maintained for the periods specified above, except that reductions by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. Financial guaranty insurers are also required to maintain reserves for losses and loss adjustment expenses on a case-by-case basis and reserves for unearned premiums.

            Article 69 establishes single risk limits for financial guaranty insurers applicable to all obligations issued by a single entity and backed by a single revenue source. For example, under the limit applicable to qualifying asset-backed securities, the lesser of (i) the insured average annual debt service for a single risk or (ii) the insured unpaid principal (reduced by the extent to which the unpaid principal of the supporting assets exceeds the insured unpaid principal) divided by nine, net of qualifying reinsurance and collateral, may not exceed 10% of the aggregate of the insurer's surplus to policyholders and contingency reserve, subject to certain conditions. Under the risk limit applicable to municipal obligations the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserve, and the insured principal, net of qualifying reinsurance and collateral, may not exceed 75% of the sum of the insurer's policyholders' surplus and contingency reserve. Single risk limits are also specified for other categories of insured obligations.

            Article 69 also establishes aggregate risk limits on the basis of aggregate net liability insured as compared to the sum of policyholders' surplus and contingency reserves. "Aggregate net liability" is defined as outstanding principal and interest of guarantied obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from a low of 0.33% for municipal obligations to 4% for certain non-investment grade obligations.

            Article 69 was amended in 1996. Among the most significant revisions were changes to financial guaranty insurers to write policies in currencies of all countries which have an investment grade sovereign rating, and, subject to the approval of the New York State Department of Insurance, in countries that do not have an investment grade sovereign rating.

Financial Guaranty Insurance Regulation in Other Jurisdictions

            CapMAC is subject to laws and regulations of jurisdictions other than the State of New York concerning the transaction of financial guaranty insurance. The laws and regulations of these other jurisdictions are generally not more stringent in any material respect than the New York Insurance Law.

            The London office of CapMAC operates as a marketing and sales office with underwriting activities conducted through the Company's New York office under a no-action response by the U.K. Department of Trade and Industry to the Company's filings. The Paris office of CapMAC is presently a representative office. It is anticipated that in 1997 CapMAC Assurance, S.A. will be granted a license to write financial guarantee insurance by the French authorities. Unlike the current representative office, CapMAC Assurance will be permitted to write financial guarantee insurance in all of the countries of the European Economic Community.

Dividend Restrictions

            Pursuant to the insurance laws of New York, CapMAC may declare dividends, subject to any restriction in its articles of incorporation, only out of its earned surplus. Earned surplus is defined as the portion of policyholders' surplus that represents the net earnings, gains or profits, after deduction of all losses, that have not been distributed to the shareholders as dividends, or transferred to stated capital or capital surplus or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. CapMAC may not declare or distribute any dividend to shareholders which, together with all dividends declared or distributed by it during the preceding 12 months, exceeds the lesser of (i) 10% of policyholders' surplus as of the date of its last statement on file with the New York Superintendent or (ii) adjusted net investment income during such period unless, upon prior application therefor, the New York Superintendent approves a greater dividend distribution based upon his finding that CapMAC will retain sufficient policyholders' surplus to support its obligations and writings. "Adjusted net investment income" is defined as net investment income for the 12 months immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing 36 months prior to the declaration or distribution of the current dividend and ending 12 months prior thereto.

            Based upon CapMAC's statutory financial statements for the year ended December 31, 1996, under current New York insurance laws, CapMAC is presently unable to pay any dividends to Holdings without the prior approval of the New York Superintendent because it has a negative earned surplus under SAP. Holdings, however, has paid quarterly dividends on its common stock each quarter since it became a public company and management currently expects Holdings to continue to pay quarterly dividends at the annual rate of $0.08 per share per year on its common stock using funds available from sources other than CapMAC. Dividends are normally paid on the Wednesday preceding the end of February, May, August and October to holders of record two weeks earlier.

Employees

            As of March 24, 1997, the Company has 157 full-time employees. None of the employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Forward Looking Statements

            The Company through its management may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

            The Company operates in highly competitive markets, and demand for financial guaranty insurance depends upon many factors, some of which are beyond the control of the Company. Additionally, the demand for the advisory services rendered by CFS is highly dependent upon the number and nature of the transactions done by CapMAC. Periodic results may fluctuate depending on the volume and timing of the closing of transactions. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous estimates and subjective judgments by management, and therefore there can be no assurance that losses in CapMAC's insured portfolio will not exceed the loss reserves. Finally, the total estimated present value of future revenues ("PFR") actually realized by the Company could be reduced in the future by factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or lower than anticipated utilization of insured structured programs, such as commercial paper conduits. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of PFR.

            Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, could cause the Company's results to differ from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Executive Officers of the Registrant

            Set forth below is certain information with respect to each executive officer of the Registrant. Each person holds the position set forth below in both Holdings and CapMAC.

Name and Age               Position                                             Served Since
------------               --------                                             ------------
John B. Caouette, 52       Chairman of the Board of Directors, President            1987
                           and Chief Executive Officer since 1987.

Michael L. Hein, 54        Managing Director since 1989.  Currently                 1988
                           responsible for United States marketing. Head
                           of Corporate Structured Finance from 1989
                           through March, 1996.  Senior Vice President
                           from 1988 to 1989.

Allyn W. Keiser, 51        Managing Director since 1996 and President of            1996
                           CapMAC Financial Services since January,
                           1997.  From 1980 to 1996, Mr. Keiser was
                           held a variety of management positions at
                           Canadian Imperial Bank of Commerce. He was
                           appointed Executive Vice President, North
                           American Corporate Banking in 1992 and
                           became a Managing Director of CIBC Wood
                           Gundy in 1994.

Charles J. Lester, 47      Managing Director since 1989.  Currently                 1988
                           responsible for Europe/Global Project Finance
                           business development unit.  Head of  Europe
                           and Global Relationship Management from
                           1994 to March, 1996.  Senior Vice President,
                           1988 to 1989.

C. Thomas Meyers, 59       Managing Director since 1989.  Currently                 1987
                           responsible for Credit Enhancement business
                           unit.  Head of Consumer Structured Finance
                           from 1989 through March, 1996.  Senior Vice
                           President from 1987 to 1989.

Maryam H. Muessel, 38      Managing Director since 1996.  Currently                 1988
                           responsible for Financial Engineering business
                           unit.  Senior Vice President in the Corporate
                           Structured Finance Group until March, 1996.

Jan Nicholson, 51          Managing Director since 1988. Currently                  1988
                           responsible for new product development.
                           Head of real estate securitization at CapMAC
                           from 1988 to 1990.  Held various positions at
                           Citicorp including Senior Credit Officer and
                           Department Head of Citicorp Real Estate from
                           1990 to 1994, when she returned to CapMAC
                           in her current position

Paul V. Palmer, 47         Managing Director since 1990 and Chief                   1990
                           Financial Officer since 1995.  Head of
                           Finance/Distribution support unit since March,
                           1996.

Joyce S. Richardson, 52    Managing Director since 1987 with                        1987
                           responsibility for Latin America since January,
                           1996.  Ms. Richardson was Chief
                           Underwriting Officer from 1987 to January,
                           1996.

Ram D. Wertheim, 42        Secretary and General Counsel since 1989.                1989
                           Appointed head of Legal/Administration
                           support unit in March, 1996. Mr. Wertheim
                           was named Managing Director in 1994 and
                           Chief Administrative Officer in 1995.  From
                           1989 to 1994, Mr. Wertheim was Senior Vice
                           President.

Ruth D. Whaley, 41         Managing Director and Chief Underwriting                 1987
                           Officer since January, 1996.  Appointed head
                           of Risk Management support unit in March,
                           1996. From 1987 to 1994, Ms. Whaley was
                           Vice President and from 1994 to 1996, Senior
                           Vice President in the Underwriting Department.

Howard A. York, 52         Managing Director and President, CapMAC                  1996
                           Investment Management, Inc. since November,
                           1996.  From 1978 until 1993, Mr. York was
                           with the ITT Hartford Group, Inc. and its
                           predecessor companies, where he held a variety
                           of management positions ending with Executive
                           Vice President and Chief Investment Officer.
                           He joined American General Corporation as
                           Executive Vice President and Chief Investment
                           Officer in 1993 and then was President and
                           Chief Investment Officer of Metropolitan Life
                           Investment Management Corporation from 1994
                           until 1996.

Item 2. Properties.

            The Company maintains its principal executive offices at 885 Third Avenue, New York, New York 10022. CapMAC also maintains offices in London, England and Paris, France. The headquarters of CapMAC Assurance, S.A. is in Paris. All offices are leased. The Company does not own any real property.

Item 3. Legal Proceedings.

            There are no material legal proceedings pending against the Company or any of its affiliates.

Item 4. Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1996.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

            The Company's common stock is traded on the New York Stock Exchange. The high and low sales price per share and the dividend paid for each quarterly period since the initial public offering of the Company's common stock on December 14, 1995 is set forth below:

                         Dividends Paid Per Share          Market Price
                         ------------------------  -----------------------------
                                                   High        Low        Close
--------------------------------------------------------------------------------
1996
1st Quarter                    $   0.02           25 3/8      22 1/4      24 1/2
2nd Quarter                    $   0.02           29 7/8      23 5/8      28 1/2
3rd Quarter                    $   0.02           33 1/8      26 3/4      33 1/8
4th Quarter                    $   0.02           36 5/8      30 5/8      33 1/8
--------------------------------------------------------------------------------
1995
December 14-31                     --             25 1/8      21 3/8      25 1/8
--------------------------------------------------------------------------------

            The Company has paid quarterly dividends on its common stock at a rate of $.02 per share starting February 28, 1996. Information regarding restrictions on the payment of dividends by CapMAC to Holdings is set forth in
Item 1 above under the heading "Insurance Regulatory Matters--Dividend Restrictions." At March 12, 1997, there were approximately 2500 beneficial holders of the Company's common stock.

Item 6. Selected Financial Data.

            The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto set forth herein, as well as the Management's Discussion and Analysis of Financial Conditions and Results of Operations which is also set forth herein.

                                                        Year Ended December 31,
                                   -------------------------------------------------------------
                                                                                    Holdings
                                                                                  Pro Forma (1)
                                                     Holdings                    for Acquisition
                                   --------------------------------------------  ---------------
                                     1996        1995        1994        1993         1992
                                   --------     -------    --------     -------  ---------------
                                                      (Audited)                    (Unaudited)
                                            ($ in thousands, except per share data)
Operating Data:
Gross premiums written             $ 72,838     $57,476    $ 44,662     $24,894      $17,607
Net premiums written                 57,734      41,484      33,593      21,308       13,359
Net premiums earned                  40,557      29,242      23,103      17,483       12,222
Advisory and other fees              27,143      16,968      11,318       4,861        1,130
Net realized gains (losses)          (1,804)      1,351        (117)      1,490          176
Net investment income                17,906      12,843      10,316      10,205       10,045
Total revenues                       83,979      62,632      44,551      34,547       24,254
Total expenses                       36,042      27,968      19,693      16,508       14,168
Income before income taxes and
minority interest                    47,937      34,664      24,858      18,039       10,086
Net income                           33,568      23,528      17,066      12,469        7,853
Primary earnings per share (2)         1.92        1.73        1.23        0.96         0.62(2)
Fully diluted earnings per share       1.89        1.65        1.23        0.96         0.62(2)
Selected Financial Statistics
---GAAP Basis (3):
Loss ratio                             11.9%       10.7%        6.2%        5.2%       7.2%
Expense ratio                          55.3        71.9        70.8        80.8       96.1
Combined ratio                         67.2        82.6        77.0        86.0      103.3
---SAP Basis (3):
Loss ratio                              0.0%        0.0%        0.0%        0.0%       0.0%
Expense ratio                          56.6        77.1        81.8       112.2      141.9
Combined ratio                         56.6        77.1        81.8       112.2      141.9

                                                           December 31,
                                -------------------------------------------------------------------
                                                             Holdings
                                -------------------------------------------------------------------
                                  1996          1995          1994          1993          1992
                                -----------   -----------   -----------   -----------   -----------
                                                             (Audited)
                                                  ($ in thousands, except share data)
Balance Sheet Data:
Total investments (4)           $   374,060   $   329,758   $   202,637   $   190,428   $   172,474
Total assets                        457,234       391,273       244,404       212,992       184,693
Unearned premiums                    68,262        45,767        25,905        10,062         6,038
Long term debt                       15,000        15,000        15,000        15,000        15,000
Total liabilities                   123,739        95,191        63,743        41,564        29,983
Stockholders' equity                310,387       276,519       180,661       171,428       154,710
Book value per share                  19.38         17.86         15.38         14.72         13.34
Shares outstanding (5)           16,017,911    15,478,729    11,745,186    11,646,290    11,599,935
Selected Financial
Statistics (3)
Net Statutory P&I               $23,311,000   $15,138,000   $10,838,000   $ 6,846,000   $ 4,933,000
Qualified Statutory Capital     $   260,217   $   239,927   $   170,477   $   167,825   $   163,087
Policyholders' leverage ratio          90:1          63:1          64:1          41:1          30:1
Other Data:
Adjusted book value per         $     26.98   $     22.91   $     19.50   $     17.48   $     15.82
share (6)

(1) The following table presents the statements of income for (i) the six-month period ended June 30, 1992 for Original Holdings prior to the Acquisition; (ii) the six-month period ended December 31, 1992 for Holdings after the Acquisition and (iii) the condensed pro forma income statement for the year ended December 31, 1992 assuming that the Acquisition had occurred on January 1, 1992. The pro forma information reflects adjustments relating to (a) lower investment income due to the reduction in the investment portfolio as a result of the Distribution made in connection with the Acquisition; (b) higher benefits expense due to establishment of the Employee Stock Option Plan ("ESOP"); (c) lower policy acquisition costs due to the assumed write-off of deferred acquisition costs at January 1, 1992 and (d) lower interest expense due to recapitalization. The pro forma information does not purport to represent what the results of operations would actually have been if the Acquisition had occurred on January 1, 1992 or to be indicative of the future results of operations of Holdings.

                                                                                              Holdings
                                                                                             Pro Forma
                                 Original Holdings      Holdings                          for Acquisition
                                    January 1 -         July 1 -          Acquisition        Year Ended
                                   June 30, 1992     December 31, 1992    Adjustments    December 31, 1992
-----------------------------------------------------------------------------------------------------------
                                    (Unaudited)         (Audited)         (Unaudited)       (Unaudited)
                                                              ($ in thousands)
Revenues:
Net premiums earned                  $  5,969            $ 6,253           $  --              $12,222
Net investment income                   7,519              4,823            (2,297)            10,045
Net realized gains                       --                  176              --                  176
Other income                              415              1,020               376              1,811
-----------------------------------------------------------------------------------------------------------
      Total revenues                   13,903             12,272            (1,921)            24,254
-----------------------------------------------------------------------------------------------------------
Expenses:
Losses and loss adjustment
  expenses                                460                422              --                  882
Underwriting and operating
  expenses                              4,979              6,154               596             11,729
Policy acquisition costs                2,911                143            (2,686)               368
Interest expense                        6,425                439            (5,676)             1,189
-----------------------------------------------------------------------------------------------------------
      Total expenses                   14,775              7,158            (7,765)            14,168
-----------------------------------------------------------------------------------------------------------
      Income before income
      taxes                              (872)             5,114             5,844             10,086
-----------------------------------------------------------------------------------------------------------
      Income taxes                      1,691              1,148             2,776              2,233
-----------------------------------------------------------------------------------------------------------
      Net Income                     $    819            $ 3,966           $ 3,068            $ 7,853
===========================================================================================================

(2) Earnings per share ("EPS") has been computed using the modified treasury stock method and the market value of the shares has been determined by an independent consulting firm in connection with an annual valuation for the ESOP, except for the market values at December 31, 1996 and 1995, which are based on the closing market price on the New York Stock Exchange on such dates. EPS for the six-month period ending December 31, 1992 was $0.62.

(3) These ratios and statistics relate solely to CapMAC. The GAAP loss ratio is losses and loss adjustment expenses incurred (inclusive of additions to the Supplemental Loss Reserve) divided by net premiums earned. The SAP loss ratio is losses and loss adjustment expenses incurred (exclusive of additions to the Supplemental Loss Reserve) divided by net premiums earned. The GAAP expense ratio is underwriting and operating expenses and policy acquisition costs, divided by net premiums earned. The SAP expense ratio is SAP underwriting and operating expenses, divided by net premiums written. The combined ratio on both a GAAP and SAP basis is the sum of the applicable loss and expense ratios.

(4) The Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1993.

(5) Shares outstanding do not include the common stock equivalents (i.e., warrants, stock options, restricted stock units and unallocated ESOP shares).

(6) Adjusted book value per share is not based on GAAP and is not a substitute for GAAP book value per share of Common Stock. Due to the present value of future revenues ("PFR") embedded in CapMAC's existing book of business, the book value per share has been adjusted to present additional information concerning the value of CapMAC. The adjusted book value is determined by adding to the GAAP book value the PFR per share reduced by the deferred acquisition costs net of the related tax effects. However, PFR is not earned until subsequent periods, and the amount actually realized may be less than the amount estimated.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

CapMAC Holdings Inc. ("Holdings" or the "Company"), a Delaware corporation, is the sole stockholder of Capital Markets Assurance Corporation ("CapMAC"), CapMAC Financial Services, Inc. ("CFS"),and CapMAC Financial Services (Europe) Limited ("CFS (Europe)"), a subsidiary of CFS. The Company is also a lead investor in CapMAC Asia Ltd. ("CapMAC Asia").

CapMAC insures structured asset-backed, corporate, municipal and other financial obligations in the U.S. and international capital markets. CapMAC also provides financial guarantee reinsurance for structured asset-backed, corporate, municipal and other financial obligations written by other major insurance companies. CapMAC's claims-paying ability is rated triple-A by Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P"), Duff & Phelps Credit Rating Co. ("Duff & Phelps"), and Nippon Investors Service, Inc. ("Nippon"), a Japanese rating agency. Since it commenced operations, CapMAC has issued guarantees providing credit enhancement to over $73 billion of securities, both in the public and private capital markets.

CFS and CFS (Europe) provide advisory, consulting and structuring services to third parties. CFS also provides various services, including underwriting, reinsurance, marketing, data processing and other services to Holdings, CapMAC and CFS (Europe), in connection with the operation of the business.

CapMAC Asia is a subsidiary of the Company formed for the purpose of making investments in Asia in connection with the Company's strategy to expand its Asian structured finance business. The Company currently owns 30.7% of the equity of CapMAC Asia. Through its investment in CapMAC Asia and pursuant to a shareholders' agreement among the other shareholders of CapMAC Asia, the Company has the right to designate a majority of the board of CapMAC Asia and thereby controls substantially all of CapMAC Asia's operations.

CapMAC Asia has invested its capital in Asia Credit Services (Pte) Ltd ("Asia Services"), which owns all of the stock of Asian Securitization & Infrastructure Assurance (Pte) Ltd ("ASIA Ltd"), a regional financial guarantee company located in Singapore, rated double-A by Duff & Phelps, single-A by S&P and double-A plus by Nippon. At December 31, 1996 and 1995, CapMAC Asia had a $33.4 million and $30.7 million investment in Asia Services, respectively, representing 33.33% of the outstanding shares of Asia Services. ASIA Ltd was formed to provide guarantees of debt securities in the primary and secondary Asian fixed income capital markets and to engage in related business activities in the Asian capital markets and, together with Asia Services, to engage in related business activities in the Asian capital markets and to provide technical advice and assistance in connection with Asian securitization transactions. At December 31, 1996 and 1995, the Company's minority interest in CapMAC Asia amounted to $23.1 million and $19.6 million, respectively.

On December 19, 1995 Holdings sold 2,500,000 new shares of its common stock in an initial public offering ("the Offering"). In conjunction with the Offering, Holdings also sold 500,000 shares to Centre Reinsurance Limited ("Centre Re"), a wholly-owned subsidiary of The Zurich Insurance Company in a private placement. This investment reflects the intent of the Company and Centre Re to establish a strategic alliance to jointly pursue the development of new financial products.

In July 1995, the Company sold 500,001 shares of common stock to ORIX USA Corporation ("ORIX"), a subsidiary of ORIX Corporation, a leading Japanese leasing company.

Of the proceeds received by the Company from the Offering and the private placements, $59 million were contributed to CapMAC.

On July 5, 1996, the Company completed a secondary public offering by some of its stockholders of 3,737,500 shares of common stock at an offering price of $28 per share. The Company did not receive any proceeds from this offering.

Results of Operations

To illustrate the growth of the Company's business, presented below are selected financial and statistical data for calendar years 1994, 1995 and 1996.

                               Selected Statistics

                                                1996         1995        1994
                                              --------      -------     -------
                                                        ($ in thousands)

Gross premiums written                        $ 72,838      $57,476     $44,662
   Year to year change                              27%          29%         79%
Net premiums earned                             40,557       29,242      23,103
   Year to year change                              39%          27%         32%
Advisory and other fees                         27,143       16,968      11,318
   Year to year change                              60%          50%        127%
Net income                                      33,568       23,528      17,066
   Year to year change                              43%          38%         37%
Net par outstanding(1) ($ in millions)          19,655       12,628       9,397
   Year to year change                              56%          34%         68%
Gross par written(2) ($ in millions)            13,114       16,945       9,572
   Year to year change                             (23%)         77%         90%
--------------------------------------------------------------------------------

The data presented below are not recognized as financial statement measures under generally accepted accounting principles ("GAAP"). However, the Company considers these measures as meaningful indicators to assess business originated in a given period as well as business which is outstanding as of the given date.

                                            1996           1995           1994
                                          --------       --------       -------
                                                     ($ in thousands)

PFR written(3),(4)                        $110,580       $ 89,585       $50,921
   Year to year change                          23%            76%           33%
PFR outstanding(3)                         232,669        155,411        98,059
   Year to year change                          50%            58%           53%

----------
(1) The amount of principal or other obligations guaranteed and outstanding under an insurance policy or a reinsurance agreement, net of ceded reinsurance.
(2) The amount of principal or other obligations guaranteed under an insurance policy or a reinsurance agreement in a given period.
(3) CapMAC collects premiums primarily on an installment basis over the term of the insurance policy and, to a lesser extent, on a one-time, up-front basis at the time the insurance policy is issued. In 1996, 1995 and 1994, premiums collected on an installment basis constituted 91%, 91% and 96%, respectively, of net premiums earned. Due to the annuity nature of premium income, CapMAC has an embedded future revenue stream which will be collected and recognized as revenue not just in the year an insurance policy is issued, but over the full term such policy is outstanding. CapMAC reflects a relatively small portion of the expected future revenue on the business written in the current period as premium earnings in the same period. The total estimated present value of future revenues, "PFR," includes installment and up-front premiums (net of ceded premiums) and ceding commission income contractually due to or to be earned by CapMAC in the future under outstanding policies ("PFR outstanding"). PFR is not recognized as a financial measure under GAAP. The determination of the amount of PFR for a given policy is based primarily on the premium rate specified for such policy, the contractual term of the policy and the expected outstanding amount of the obligations insured under such policy discounted to a present value at an assumed discount rate. The Company believes that measuring the PFR provides useful information in evaluating its business growth and potential future revenue during a given period. However, the actual amount of future revenue may differ from the estimates due to various factors such as early termination, renewal of insurance contracts, changes in projected rates at which insured obligations are repaid, or variations in the utilization of insured structured programs.
(4) Present value of future revenue stream, net of premiums ceded to reinsurers, embedded in the business written in a given period, which is expected to be recognized over the term of the book of business. A portion of the PFR written for a given period, as reflected above, is included in net premiums earned for such period.

Year Ended December 31, 1996 versus Year Ended December 31, 1995

The Company reported record net income of $33.6 million, a 43% increase over net income of $23.5 million reported during 1995. Primary earnings per share and earnings per share on a fully diluted basis were $1.92 and $1.89, respectively, in 1996, compared to $1.73 and $1.65, respectively, during the same period in 1995. Operating earnings per share on a fully diluted basis for 1996 was $1.95, an increase of 23% from $1.58 in 1995. Operating earnings exclude the impact of realized capital gains and losses, net of tax. Earnings per share comparisons between 1996 and 1995 are affected by the impact of Holdings' December 1995 initial public offering, which significantly increased the weighted average number of shares outstanding.

Total revenues in 1996 were $84.0 million, an increase of 34% from $62.6 million in 1995. This increase was primarily due to higher advisory fees, premiums earned and investment income offset partially by realized capital losses.

In 1996 gross premiums written were $72.8 million, an increase of $15.3 million or 27% from $57.5 million for the same period in 1995. This increase was principally due to $9.6 million of premiums written with respect to international transactions, $5.1 million of premiums written with respect to domestic corporate transactions and $4.2 million of premiums written with respect to domestic consumer transactions, offset by lower premiums written with respect to the municipal business of $3.6 million. The amount of premiums ceded to reinsurers decreased to $15.1 million in 1996 from $16.0 million in 1995. On January 1, 1996, CapMAC reassumed the liability for all policies previously reinsured by Winterthur Swiss Insurance Company ("Winterthur"). As a result, CapMAC reassumed approximately $1.4 billion of principal insured by Winterthur as of December 31, 1995. In connection with this reassumption of liability, Winterthur commuted and returned to CapMAC unearned premiums, net of ceding commission and Federal excise tax, of $2.0 million. Net premiums earned were $40.6 million in 1996, an increase of 39% from $29.2 million in 1995. Unearned premiums, representing premiums collected but not yet earned, increased by $22.5 million from December 31, 1995 to a total of $68.3 million at December 31, 1996 primarily due to large up-front premiums received from international transactions and the reassumption of the reinsurance from Winterthur referred to above.

The amount of PFR generated in any given period is based on the weighted average life of the guarantees issued during the period and the net premium and ceding commission expected to be received with respect to such guarantees, whereas gross par written is based on the principal amount of guarantees issued. Accordingly, an increase or decrease in PFR may not correspond with an increase or decrease in gross par written. Business originated or renewed in 1996 was estimated to generate $110.6 million of PFR, an increase of 23% over the same period in 1995 due to higher net premium and ceding commission obtained from certain international transactions and an increase in the weighted average life of the guarantees issued in 1996. However, the principal amount of guarantees issued (gross par written) was $13.1 billion in 1996 compared to $16.9 billion in 1995, a decrease of 23%. The $16.9 billion of gross par written in 1995 included a single master surety bond in the principal amount of $6.2 billion that was issued with respect to a conduit formed for the purpose of funding a diverse pool of securities. Excluding this single master surety bond from the 1995 gross par written would result in a 22% increase in 1996 gross par written as compared to 1995.

At December 31, 1996, CapMAC had 607 policies outstanding which are expected to generate $232.7 million of PFR, up approximately 50% from $155.4 million at December 31, 1995 relating to 476 policies outstanding at such date. The discount rate used for purposes of the PFR calculation was 7% at December 31, 1996 and 1995.

At December 31, 1996, net par insured and outstanding was $19.7 billion, up 56% from $12.6 billion at December 31, 1995 as a result of an increase in consumer receivable transactions of 49% from $7.0 billion at December 31, 1995 to $10.4 billion at December 31, 1996 and an increase in trade and corporate obligations of 72% from $4.9 billion at December 31, 1995 to $8.4 billion at December 31, 1996. The remaining weighted average life of the insured portfolio was estimated to be 6.4 years at December 31, 1996 versus 6.0 years at December 31, 1995.

Advisory and other fees increased 60% to $27.1 million in 1996 from $17.0 million in 1995 due to the Company's continued focus on the structuring and financial engineering business. Advisory fees are received by CFS in relation to the closing of transactions which involve significant advisory and structuring services provided by CFS. Fees collected for such services amounted to $21.6 million in 1996, an increase of 49% from $14.5 million in 1995. Advisory fees related to international business were $18.1 million and $12.3 million in 1996 and 1995, respectively. Advisory fees are generally earned upon the closing of transactions. Therefore, the timing and number of transactions generating fees as well as the amount of such fees may result in significant fluctuations in revenues attributable to such fees from period to period. In addition to advisory fees, CFS also collects recurring fees payable on a monthly and quarterly basis (other fees) primarily related to the administration of third-party owned and managed funding vehicles. The amount related to other fees was $5.5 million in 1996 compared to $2.4 million in 1995, an increase of 127% over the prior year primarily due to the increased utilization of the funding vehicles.

Other income decreased $2.0 million from $2.2 million in 1995 to $0.2 million in 1996. In 1995, the Company recorded the sale, without recourse, of its interest in potential future cash flows from certain transactions included in its insured portfolio for a net amount of $2.2 million.

Net investment income was $17.9 million in 1996, an increase of 39% from $12.8 million in 1995. Average assets available for investment increased to $323.1 million in 1996 from $238.4 million in 1995. The increase was primarily due to the investment of the proceeds of the December 1995 initial public offering and private placement of the Company's common stock to Centre Reinsurance Limited and the July 1995 private placement to ORIX. The average annualized pre-tax yield on the investment portfolio increased to 5.6% in 1996 from 5.5% in 1995. The average after-tax yield on the investment portfolio was 4.5% in 1996 and 1995. The amount of tax-exempt securities held in the Company's investment portfolio decreased to 53% at December 31, 1996 from 57% at December 31, 1995. Net realized capital losses in 1996 were $1.8 million as compared to $1.4 million of net realized capital gains in 1995. In the fourth quarter of 1996, the Company recorded a pre-tax capital loss of $2.0 million related to Holdings' investment in three derivatives products subsidiaries of the Mutual Life Assurance Company of Canada (such subsidiaries, the "TMG Group"). This represents a partial write-off of the approximately $11 million that Holdings is committed to invest in the TMG Group as of December 31, 1996. The Company will continue to monitor this investment, and if any further impairment occurs, there would be additional write-offs in the future.

Total expenses were $36.0 million in 1996, an increase of 29% from $28.0 million in 1995. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

CapMAC maintains a reserve for losses and loss adjustment expenses which consists of a supplemental loss reserve ("SLR") and, if appropriate, a case basis loss reserve for expected levels of defaults resulting from credit failures on currently insured issues. The SLR is based on estimates of the portion of earned premiums required to cover those claims. A case basis loss reserve is established for insured obligations when, in the judgment of management, a default in the timely payment of debt service is imminent. For defaults considered temporary, a case basis loss reserve is established in an amount equal to the present value of the anticipated defaulted debt service payments over the expected period of default. If the default is judged not to be temporary, the present value of all remaining defaulted debt service payments is recorded as a case basis loss reserve. Anticipated salvage recoveries are considered in establishing case basis loss reserves when such amounts are reasonably estimable. Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses were $4.8 million in 1996 compared to $3.1 million in 1995. Apart from additions to the SLR the Company incurred no losses in 1996.

Underwriting and operating expenses were $22.2 million in 1996, a 35% increase from $16.4 million in 1995. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by the deferral to future periods of certain costs related to CapMAC's acquisition of new business (Deferred Acquisition Costs - "DAC") and ceding commission income. Gross underwriting and operating expenses were $40.2 million in 1996, a 19% increase from $33.9 million in 1995. The increase in underwriting and operating expenses was due to increased compensation costs and operating expenses, partially offset by higher ceding commission income. Staff and benefit-related expenses, including the discretionary bonuses to employees, constituted approximately 74% of gross underwriting and operating expenses in 1996 compared to 73% in 1995. The Company maintains a discretionary bonus plan under which annual bonuses of $10.4 million and $7.8 million were awarded to employees in 1996 and 1995, respectively. Underwriting and operating expenses deferred by CapMAC were $18.0 million and $17.5 million in 1996 and 1995, respectively.

Policy acquisition costs represent the amortization of DAC, which are those expenses incurred by CapMAC in acquiring new business. The increase in policy acquisition costs to $7.8 million in 1996 from $7.2 million in 1995 lags the increase in premiums earned in the corresponding periods primarily due to the increasing average life of the insured portfolio. Interest expense related to the senior debt was $1.2 million in 1996 and 1995.

In 1996 and 1995, the Company had a net tax expense of $14.7 million and $11.1 million, respectively. The Company's effective tax rate was 30.7% and 32.1% for 1996 and 1995, respectively. The effective tax rates during these periods were lower than the statutory tax rate of 35% in 1996 and 1995 primarily due to tax-exempt interest income. As of December 31, 1996, tax-exempt interest income of $9.7 million represented 20.0% of earnings before taxes ("EBT") compared to $7.8 million which represented 22.5% of EBT in the prior year.

Year Ended December 31, 1995 versus Year Ended December 31, 1994

The Company reported net income of $23.5 million or $1.73 per share during 1995, a 38% increase over net income of $17.1 million or $1.23 per share reported in 1994. Earnings per share on a fully diluted basis were $1.65 in 1995, a 34% increase over $1.23 in 1994. Operating earnings per share on a fully diluted basis for 1995 was $1.58, an increase of 27% from $1.24 in 1994.

Total revenues in 1995 were $62.6 million, an increase of 41% from $44.6 million in 1994. This increase was primarily due to higher premiums earned and advisory fees.

In 1995, gross premiums written were $57.5 million, an increase of 29% from $44.7 million for the same period in 1994. Net premiums earned were $29.2 million in 1995, an increase of 27% from $23.1 million in 1994.

Business originated or renewed in 1995 was estimated to generate $89.5 million of PFR, an increase of $38.6 million or 76% over the same period in 1994. Correspondingly, the amount of guarantees issued

(gross par written) increased from $9.6 billion in 1994 to $16.9 billion in 1995, representing an increase of 77%. At December 31, 1995, CapMAC's outstanding policies are expected to generate $155.4 million of PFR, up approximately 58% from $98.1 million at December 31, 1994. The discount rate used for purposes of the PFR calculation was 7% for 1995 and 1994. Unearned premiums, representing premiums collected but not yet earned, increased by $19.9 million from December 31, 1994 to a total of $45.8 million at December 31, 1995.

At December 31, 1995, net par insured and outstanding was $12.6 billion, up 34% from $9.4 billion at December 31, 1994. The remaining weighted average life of the insured portfolio was estimated to be 6.0 years at December 31, 1995 and 5.0 years at December 31, 1994.

Advisory and other fees increased 50% from $11.3 million in 1994 to $17.0 million in 1995. The increase in fees received by CFS related to the closing of several transactions which involved extensive advisory and structuring services provided by CFS.

Other income increased $2.3 million from $0 in 1994 to $2.3 million in 1995. The increase was primarily due to the Company's sale without recourse in 1995 of its interest in potential future cash flows from certain transactions included in its insured portfolio for a net amount of $2.2 million.

Net investment income was $12.8 million in 1995 and $10.3 million in 1994. Average assets available for investment increased from $198.0 million in 1994 to $238.4 million in 1995. The increase was primarily due to the investment of the proceeds of the Offering and private placements. The average annualized pre-tax yield on the investment portfolio increased from 5.3% in 1994 to 5.5% in 1995 due to a higher interest rate environment. The average after-tax yield on the investment portfolio increased from 4.3% in 1994 to 4.5% in 1995. Net realized capital gains in 1995 were $1.5 million higher than 1994. The amount of tax-exempt securities held in the Company's investment portfolio decreased from 61% at December 31, 1994 to 57% at December 31, 1995. Total expenses were $28.0 million in 1995, an increase of 42% from $19.7 million in 1994. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses were $3.1 million in 1995 compared to $1.4 million in 1994.

In September 1995, CapMAC incurred its first claim on a financial guarantee policy. Based on its current estimate, the Company expects the aggregate amount of the claim and related loss adjustment expenses with respect to such policy not to exceed $2.7 million, although no assurance can be given that such claims and related expenses will not exceed that amount. Such amount was covered through a recovery under a quota share reinsurance agreement of $0.2 million and a reduction in the SLR of $2.5 million. The portion of the claim and related expenses not covered under the quota share agreement is being funded through payments to CapMAC from the Lureco Trust Account. (See - Liquidity and Capital Resources). At December 31, 1995, the Company had a case basis loss reserve of $0.6 million and reinsurance recoverable of $69,000.

Underwriting and operating expenses were $16.4 million in 1995, a 31% increase from $12.5 million in 1994. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by the deferral to future periods of certain costs related to CapMAC's acquisition of new business and ceding commission income. Gross underwriting and operating expenses were $33.9 million and $26.7 million in 1995 and 1994, respectively. The increase in underwriting and operating expenses was due to increased compensation costs and other operating costs offset by increased ceding commission income. Staff and benefit-related expenses, including payment of discretionary bonuses to employees, constituted approximately 73% of gross underwriting and operating expenses in 1995 compared to 69% in 1994. The Company maintains a discretionary bonus plan under which aggregate annual bonuses of $7.8 million and $5.3 million were awarded to employees in 1995 and 1994, respectively. Underwriting and operating expenses deferred by CapMAC were $14.1 million and $17.5 million in 1995 and 1994, respectively.

Policy acquisition costs represent the amortization of DAC, which are those expenses incurred by CapMAC in acquiring new business. The increase in policy acquisition costs from $4.5 million in 1994 to $7.2 million in 1995 relates to the increase in premiums earned in the corresponding periods. Interest expense related to the senior debt was $1.2 million in 1995 and 1994.

In 1995 and 1994, the Company had net tax expense of $11.1 million and $7.8 million, respectively. The Company's effective tax rate was 32.0% and 31.4% for 1995 and 1994, respectively. The effective tax rates during these periods were lower than the statutory tax rate of 35% in 1995 and 34% in 1994 primarily due to tax-exempt interest income. As of December 31, 1995, tax-exempt interest income of $7.8 million represented 22.5% of EBT compared to $5.7 million which represented 22.9% of EBT in the prior year.

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

Holdings is currently committed to purchase common stock in the TMG Group for approximately $11 million. Holdings must fund its investment in TMG Group no later than February 27, 2000 at which time the commitment amount would have contractually increased to approximately $13 million. Holdings has also agreed to invest, if required, an additional amount of $4.9 million in CapMAC Asia.

CapMAC, in early 1997, has made an investment of 50 million French Francs (approximately 10 million U.S. dollars) in CapMAC Assurance, S.A., an insurance subsidiary to be established in Paris, France. CapMAC Assurance is licensed to write financial guarantee insurance in the European Union member states.

During the fourth quarter of 1996, the Company incorporated a wholly owned subsidiary, CapMAC Investment Management, Inc. ("CIM"). CIM will engage in the funds management business and will sponsor and manage funds targeted to both domestic and international institutional investors and high net worth individuals. Where appropriate, CapMAC may also provide credit enhancement for these funds. CIM is expected to be initially capitalized with $2 million and commence operations in early 1997.

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

The Company has no material commitments for capital expenditures, although it has the investment commitments referred to above. The total liquidity resources of the Company represented by its investment income, its premium and advisory fees collections and its liquidity arrangements are, in management's opinion, adequate to meet the Company's cash needs.

CapMAC. CapMAC's primary sources of funds are from premiums received and earnings from its investment portfolio. Currently CapMAC's primary use of funds is to pay operating expenses. In the event of a default by an issuer of an insured obligation and upon exhaustion of other liquidity sources in the transaction, such as the cash flow from any assets collateralizing such obligations, funds from CapMAC's investment portfolio may be required to satisfy claims. The insurance policies issued by CapMAC provide, in general, that payment of principal, interest and other amounts insured by CapMAC may not be accelerated by the holder of the obligation but are paid by CapMAC in accordance with the obligation's original payment schedule or, at CapMAC's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims serve to reduce CapMAC's liquidity requirements.

CapMAC has available a $150 million, standby corporate liquidity facility presently scheduled to terminate in September 1999 which, if necessary, is available (subject to satisfaction of customary drawing conditions) to provide funds for any claim payments under its policies. Such drawing conditions include a requirement that CapMAC maintain at least $165 million of "Tangible Net Worth," which is defined as the difference between the market value of CapMAC's portfolio of marketable securities plus the amount of its cash on hand and the total liabilities and reserves of CapMAC determined in accordance with GAAP, excluding any loans made under the liquidity facility. As of December 31, 1996, CapMAC's Tangible Net Worth was $228.7 million. The liquidity facility is provided by a consortium of banks headed by Bank of Montreal, as agent, which is rated A1+ and P1 by S&P and Moody's, respectively. As of December 31, 1996, CapMAC has never borrowed under this corporate liquidity facility.

The Company has a conservative investment strategy of investing in U.S. government and agency obligations and securities that are rated "A" or better by the major rating agencies. The Company has readily marketable, high quality, fixed income securities and short-term investments in its investment portfolio. The average contractual maturity of securities within the investment portfolio was 6.1 years and 4.7 years at December 31, 1996 and December 31, 1995, respectively. The average duration of the investment portfolio at December 31, 1996 and December 31, 1995 was 4.3 years and 3.5 years, respectively. At December 31, 1996, the amortized cost of the Company's investment portfolio was approximately $336.0 million (fair value of $339.2 million). The Company manages its investments with the objectives of preserving its capital and claims-paying ability, maintaining a high level of liquidity, minimizing taxes and, within these constraints, optimizing long-term total return.

Reinsurance arrangements provide a further source of liquidity to CapMAC. CapMAC actively pursues reinsurance as a means of diversifying and reducing risk, enhancing return on capital and adding underwriting capacity. At December 31, 1996, the majority of CapMAC's reinsurance capacity was held by reinsurers who were rated AA or better by S&P. CapMAC monitors the creditworthiness of all of its reinsurers on a regular basis. In addition to its facultative and treaty reinsurance agreements, CapMAC has a "stop-loss" reinsurance treaty with Mitsui Marine and Fire Insurance Co., Ltd. ("Mitsui") which indemnifies CapMAC for up to $50 million of incurred losses above $100 million. Effective January 1, 1997 the stop-loss reinsurance coverage increased to $75 million in excess of incurred losses above $150 million increasing annually based on increases in CapMAC's statutory qualified capital. The new stop-loss reinsurance is provided by Mitsui, AXA Re Finance S.A. ("AXA Re"), and Munchener Ruckversicherungs-Gesellschaft ("Munich Re").

In 1994, CapMAC and Luxembourg European Reinsurance LURECO S.A. ("Lureco"), entered into a Per Annum Aggregate Reinsurance Treaty (the "Lureco Treaty") pursuant to which Lureco reinsures CapMAC for certain losses and related expenses, including all amounts which have been incurred by CapMAC for anticipated settlement of claims regardless of whether such amounts have been paid by CapMAC. The Lureco Treaty provides that the annual reinsurance premium payable by CapMAC to Lureco, after deduction of the reinsurer's fee payable to Lureco, be deposited in a trust account (the "Lureco Trust Account") to be applied by CapMAC, at its option, to offset losses and loss expenses incurred by CapMAC in connection with incurred claims. Amounts on deposit in the Lureco Trust Account which have not been applied against claims are contractually due to CapMAC at the termination of the treaty. The agreement is renewable annually at CapMAC's option, subject to certain conditions. The agreement was renewed for the 1996 policy year and provides $7 million of loss coverage in excess of the premium deposit amount of $5 million retained in the Lureco Trust Account. Additional coverage is provided for losses incurred in excess of 200% of the net premiums earned up to $4 million for any one agreement year. In September 1995, claims incurred of approximately $2.5 million on an insurance policy were applied against the Lureco Trust Account.

At December 31, 1996, CapMAC had statutory qualified capital, which consisted of statutory capital, unassigned surplus and contingency reserves, of $260.2 million, up from $239.9 million at December 31, 1995. CapMAC's policyholders' leverage ratio, which is measured by the ratio of net principal and interest insured to statutory qualified capital, was 90 to 1 at December 31, 1996 and 63 to 1 at December 31, 1995. CapMAC's claims-paying resources as defined by the Company (which includes statutory qualified capital, PFR and stop-loss reinsurance) stood at $542.9 million and $445.3 million at December 31, 1996 and 1995, respectively.

CapMAC Financial Services. The primary sources of funds for CFS are payments by Holdings, CapMAC and CFS (Europe) under a service agreement (the "CFS Servicing Agreement") and the collection of advisory fees for providing advisory and structuring services to third parties. In addition, both CFS and CFS (Europe) generate earnings from their respective investment portfolios. At December 31, 1996, the amortized cost and fair value of the consolidated CFS portfolio was $7.3 million. The entire portfolio was highly liquid with maturities of less than one year. The primary use of the funds of CFS is to pay its operating expenses. All of the Company's personnel are employed by CFS. Under the CFS Servicing Agreement, CFS allocates expenses to Holdings, CapMAC and CFS (Europe) for services provided to these entities. It is intended that a portion of CFS' funds be used to pay dividends to Holdings in order that Holdings will have funds available to pay dividends and satisfy its other obligations.

Item 8. Financial Statements and Supplementary Data.

                      CapMAC HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 and 1994

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors
CapMAC Holdings Inc.:


We have audited the accompanying consolidated balance sheets of CapMAC Holdings Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapMAC Holdings Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP



New York, New York
January 29, 1997

                      CapMAC Holdings Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                                December 31     December 31
                                                                                       1996            1995
-----------------------------------------------------------------------------------------------------------
Investments:
Bonds at fair value (amortized cost $302,284 at December 31, 1996
and $210,651 at December 31, 1995)                                                $ 305,422         215,706
Short-term investments (at amortized cost which approximates fair
value)                                                                               33,752          82,019
Investment in affiliates                                                             34,886          32,033
-----------------------------------------------------------------------------------------------------------
   Total investments                                                                374,060         329,758
-----------------------------------------------------------------------------------------------------------
Cash                                                                                    966           1,033
Accrued investment income                                                             3,847           3,136
Deferred acquisition costs                                                           45,380          35,162
Premiums receivable                                                                   5,141           3,540
Prepaid reinsurance                                                                  18,489          13,171
Other assets                                                                          9,351           5,473
-----------------------------------------------------------------------------------------------------------
   Total assets                                                                   $ 457,234         391,273
===========================================================================================================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Unearned premiums                                                                 $  68,262          45,767
Reserve for losses and loss adjustment expenses                                      10,985           6,548
Ceded reinsurance                                                                     1,738           2,469
Accounts payable and other accrued expenses                                          15,274          11,367
Senior notes                                                                         15,000          15,000
Current income taxes                                                                  2,890           3,264
Deferred income taxes                                                                 9,590          10,776
-----------------------------------------------------------------------------------------------------------
   Total liabilities                                                                123,739          95,191
-----------------------------------------------------------------------------------------------------------
Minority Interest                                                                    23,108          19,563
-----------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock - $0.01 par value per share; 20,000,000 shares are
authorized; none outstanding at December 31, 1996 and 1995                                -               -
Common stock - $0.01 par value per share; 50,000,000 shares are authorized;
16,425,324 and 15,966,032 shares issued December 31, 1996 and 1995; 16,425,274
and 15,965,995 shares outstanding at December 31, 1996 and 1995                         164             160
Additional paid-in capital                                                          226,428         223,400
Unrealized (depreciation) appreciation on investments, net of tax                       (71)          2,443
Retained earnings                                                                    89,310          57,029
Unallocated ESOP shares                                                              (5,430)         (6,497)
Cumulative translation adjustment, net of tax                                           (14)            (16)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                       310,387         276,519
-----------------------------------------------------------------------------------------------------------
   Total liabilities, minority interest, and stockholders' equity                 $ 457,234         391,273
===========================================================================================================

          See accompanying notes to consolidated financial statements.

                      CapMAC Holdings Inc. and Subsidiaries
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                                     Year Ended            Year Ended            Year Ended
                                              December 31, 1996     December 31, 1995     December 31, 1994
------------------------------------------------------------------------------------------------------------
Revenues:
Direct premiums written                               $  71,752                56,541                43,598
Assumed premiums written                                  1,086                   935                 1,064
Ceded premiums written                                  (15,104)              (15,992)              (11,069)
------------------------------------------------------------------------------------------------------------
   Net premiums written                                  57,734                41,484                33,593
Increase in unearned premiums                           (17,177)              (12,242)              (10,490)
------------------------------------------------------------------------------------------------------------
   Net premiums earned                                   40,557                29,242                23,103
Advisory and other fees                                  27,143                16,968                11,318
Net investment income                                    17,906                12,843                10,316
Net realized capital (losses) gains                      (1,804)                1,351                  (117)
Other income (loss)                                         177                 2,228                   (69)
------------------------------------------------------------------------------------------------------------
   Total revenues                                        83,979                62,632                44,551
------------------------------------------------------------------------------------------------------------

Expenses:
Losses and loss adjustment expenses                       4,815                 3,141                 1,429
Underwriting and operating expenses                      22,200                16,421                12,532
Policy acquisition costs                                  7,824                 7,203                 4,529
Interest expense                                          1,203                 1,203                 1,203
------------------------------------------------------------------------------------------------------------
   Total expenses                                        36,042                27,968                19,693
------------------------------------------------------------------------------------------------------------
   Income before income taxes and
   minority interest                                     47,937                34,664                24,858
Income Taxes                                             14,712                11,108                 7,792
-----------------------------------------------------------------------------------------------------------
   Income before minority interest                       33,225                23,556                17,066
Minority interest                                           343                   (28)                    -
------------------------------------------------------------------------------------------------------------

   Net Income                                         $  33,568                23,528                17,066
============================================================================================================

   Primary earnings per share                         $    1.92                  1.73                  1.23
   Fully diluted earnings per share                   $    1.89                  1.65                  1.23
============================================================================================================

          See accompanying notes to consolidated financial statements.

                      CapMAC Holdings Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)

                                                    Year Ended           Year Ended           Year Ended
                                             December 31, 1996    December 31, 1995    December 31, 1994
---------------------------------------------------------------------------------------------------------
Common stock:
Balance at beginning of year                         $     160                  123                  123
Common stock issued                                          4                   37                    -
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                  164                  160                  123
---------------------------------------------------------------------------------------------------------
Additional paid-in capital:
Balance at beginning of year                           223,400              159,728              159,718
Issuance of common stock                                 3,028               63,672                   10
---------------------------------------------------------------------------------------------------------
   Balance at end of year                              226,428              223,400              159,728
---------------------------------------------------------------------------------------------------------
Unrealized (depreciation) appreciation
on investments, net of tax:
Balance at beginning of year                             2,443               (5,522)               3,629
Unrealized (depreciation) appreciation on
investments                                             (2,514)               7,965               (9,151)
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                  (71)               2,443               (5,522)
---------------------------------------------------------------------------------------------------------
Retained earnings:
Balance at beginning of year                            57,029               33,501               16,435
Net income                                              33,568               23,528               17,066
Dividends declared - $.08 per share                     (1,287)                   -                    -
---------------------------------------------------------------------------------------------------------
   Balance at end of year                               89,310               57,029               33,501
---------------------------------------------------------------------------------------------------------
Unallocated ESOP shares:
Balance at beginning of year                            (6,497)              (7,169)              (8,477)
Allocation of ESOP shares                                1,067                  672                1,308
---------------------------------------------------------------------------------------------------------
   Balance at end of year                               (5,430)              (6,497)              (7,169)
---------------------------------------------------------------------------------------------------------
Cumulative translation adjustment, net
of tax:
Balance at beginning of year                               (16)                   -                    -
Translation adjustment                                       2                  (16)                   -
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                  (14)                 (16)                   -
---------------------------------------------------------------------------------------------------------
                                                     $ 310,387              276,519              180,661
   Total stockholders' equity
=========================================================================================================

          See accompanying notes to consolidated financial statements.

                      CapMAC Holdings Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                    Year Ended            Year Ended          Year Ended
                                             December 31, 1996     December 31, 1995   December 31, 1994
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                          $   33,568                23,528              17,066
---------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
   Reserve for losses and loss adjustment
   expenses                                              4,437                 1,357               1,429
   Unearned premiums, net                               22,496                19,862              15,843
   Deferred acquisition costs                          (10,218)              (10,302)             (9,611)
   Premiums receivable                                  (1,601)                 (161)             (2,103)
   Accrued investment income                              (711)                 (390)               (848)
   Income taxes payable                                  1,046                 3,858               5,390
   Net realized capital losses (gains)                   1,804                (1,351)                117
   Accounts payable and other accrued expenses           3,906                 1,251               3,421
   Prepaid reinsurance                                  (5,318)               (7,620)             (5,352)
   Other, net                                           (8,779)               (1,694)                558
---------------------------------------------------------------------------------------------------------
         Total adjustments                               7,062                 4,810               8,844
---------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities            40,630                28,338              25,910
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of investments                           (223,967)             (171,940)            (88,797)
   Purchases of investment in affiliates                (3,333)              (32,016)                  -
   Proceeds from sales of investments                   57,210                53,882              42,118
   Proceeds from maturities of investments             123,773                37,980              19,958
---------------------------------------------------------------------------------------------------------
   Net cash used in investing activities               (46,317)             (112,094)            (26,721)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Allocation of ESOP shares                             1,067                   672               1,308
   Net proceeds from sale of common stock                    -                63,699                   -
   Proceeds from sale of stock in
   CapMAC Asia                                           1,892                     -                   -
   Minority interest capital contribution
   to CapMAC Asia                                        2,123                19,535                   -
   Dividends paid                                       (1,287)                    -                   -
   Exercise of stock options                             1,980                     -                   -
   Other, net                                             (155)                    -                   -
---------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities             5,620                83,906               1,308
---------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                            (67)                  150                 497
Cash balance at beginning of year                        1,033                   883                 386
---------------------------------------------------------------------------------------------------------
   Cash balance at end of year                      $      966                 1,033                 883
=========================================================================================================
Supplemental disclosures of cash flow
information:
Income taxes paid                                   $   13,570                 7,106               2,345
Interest paid                                       $    1,128                 1,128               1,128
=========================================================================================================

          See accompanying notes to consolidated financial statements.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

1)       Background
         CapMAC Holdings Inc. ("Holdings" or the "Company"), a Delaware corporation, is the sole stockholder of Capital Markets Assurance Corporation ("CapMAC"), CapMAC Financial Services, Inc. ("CFS"), and CapMAC Financial Services (Europe) Ltd. ("CFS (Europe)"), a subsidiary of CFS, and a lead investor in CapMAC Asia Ltd. ("CapMAC Asia").

         CapMAC is a New York-domiciled monoline stock insurance company which engages only in the business of financial guarantee and surety insurance. CapMAC is licensed in all 50 states in addition to the District of Columbia, the Commonwealth of Puerto Rico and the territory of Guam. CapMAC insures structured asset-backed, corporate, municipal and other financial obligations in the U.S. and international capital markets. CapMAC also provides financial guarantee reinsurance for structured asset-backed, corporate, municipal and other financial obligations written by other major insurance companies.

         CapMAC's claims-paying ability is rated "Aaa" by Moody's Investors Service, Inc. ("Moody's"), "AAA" by Standard & Poor's Ratings Group ("S&P"), "AAA" by Duff & Phelps Credit Rating Co. ("Duff & Phelps"), and "AAA" by Nippon Investors Service, Inc., a Japanese rating agency. Such ratings reflect only the views of the respective rating agencies, are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by such rating agencies.

         CFS and CFS (Europe) receive fees for providing advisory, consulting and structuring services to third parties. CFS also provides various services, including underwriting, reinsurance, marketing, data processing and other services to Holdings, CapMAC and CFS (Europe). Holdings, CapMAC and CFS (Europe) pay CFS a fee for providing such services, but not in excess of CFS' cost for such services.

         In December 1995, as part of its strategy to expand into Asia, the Company purchased 36.3% of CapMAC Asia. As of December 31, 1996, the Company currently owns 30.7% of CapMAC Asia. CapMAC Asia has a 33.33% investment in Asia Credit Services (Pte) Ltd ("Asia Services"). Asia Services owns all of the stock of Asian Securitization & Infrastructure Assurance (Pte) Ltd ("ASIA Ltd"), a regional financial guarantee company located in Singapore. ASIA Ltd was formed to provide guarantees of high quality debt securities in the primary and secondary Asian fixed income capital markets and, together with Asia Services, to engage in related business activities in the Asian capital markets and to provide technical advice and assistance in connection with Asian securitization transactions.

         On December 19, 1995 Holdings sold 2,500,000 new shares of its common stock in an initial public offering ("the Offering"). In conjunction with the Offering, Holdings also sold 500,000 shares to Centre Reinsurance Limited (Centre Re), a wholly owned subsidiary of The Zurich Insurance Company, in a private placement (see note 16).

         In July 1995, the Company sold 500,001 shares of common stock to ORIX USA Corporation ("ORIX"), a subsidiary of ORIX Corporation, a leading Japanese leasing company (see note 16).

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2)       Significant Accounting Policies
         Significant accounting policies used in the preparation of the accompanying consolidated financial statements are as follows:

         a)       Basis of Presentation
                  The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP") and include the accounts of Holdings and its wholly owned subsidiaries, principally CapMAC and CFS, and its investment in CapMAC Asia. The remaining shareholders in CapMAC Asia are accounted for as minority interest. All significant intercompany transactions have been eliminated in consolidation.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes the most significant estimates relate to deferred acquisition costs, reserve for losses and loss adjustment expenses and disclosures of financial guarantees outstanding. Actual results could differ from those estimates.

         b)       Investments
                  As of December 31, 1996 and 1995, all of the Company's securities have been classified as available-for-sale. Available-for-sale securities are recorded at fair value. Fair value is generally based upon quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

                  Short-term investments are those investments having a maturity of less than one year at purchase date. Short-term investments are carried at amortized cost which approximates fair value.

                  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the FIFO (first-in, first-out) method for determining the cost of securities sold.

                  Investment in affiliates is accounted for in accordance with the equity method of accounting. The investment in affiliates consists of the Company's investment in Asia Services and P.T. ABS Finance Indonesia (formerly P.T. Citimas Capital (Pte) Ltd.) ("ABS Finance").

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

         c)       Premium Revenue Recognition
                  Premiums which are payable monthly to CapMAC are reflected in income when due, net of amounts payable to reinsurers. Premiums which are payable quarterly, semi-annually or annually are reflected in income, net of amounts payable to reinsurers, on an equal monthly basis over the corresponding policy term. Premiums that are collected as a single premium at the inception of the policy and have a term longer than one year are earned, net of amounts payable to reinsurers, by allocating premium to each bond maturity based on the principal amount and earning it straight-line over the term of each bond maturity. For the years ended December 31, 1996 and 1995, 91% of net premiums earned were attributable to premiums payable in installments and 9% were attributable to premiums collected on an up-front basis.

         d)       Advisory Fee Revenue Recognition
                  CFS and CFS (Europe) collect advisory fees for advising clients as to the most appropriate structure to use for a given securitization transaction based on the nature of the assets and financial objective of the customer. Advisory fees received by CFS or CFS (Europe) are generally earned when a transaction closes. Such amounts are non-refundable and are for services provided prior to the close of a transaction.

         e)       Deferred Acquisition Costs
                  Certain costs incurred by CapMAC, which vary with and are primarily related to the production of new business, are deferred. These costs include direct and indirect expenses related to underwriting, marketing and policy issuance, rating agency fees and premium taxes, net of reinsurance ceding commissions. The deferred acquisition costs are amortized over the period in proportion to the related premium earnings. The actual amount of premium earnings may differ from projections due to various factors such as renewal or early termination of insurance contracts or different run-off patterns of exposure resulting in a corresponding change in the amortization pattern of the deferred acquisition costs.

         f)       Reserve for Losses and Loss Adjustment Expenses
                  The reserve for losses and loss adjustment expenses consists of a supplemental loss reserve ("SLR") and a case basis loss reserve. The SLR is established for expected levels of losses resulting from credit failures on currently insured issues and reflects the estimated portion of earned premiums required to cover those losses.

                  A case basis loss reserve is established for insured obligations when, in the judgment of management, a default in the timely payment of debt service is imminent. For defaults considered temporary, a case basis loss reserve is established in an amount equal to the present value of the anticipated defaulted debt service payments over the expected period of default. If the default is judged not to be temporary, the present value of all remaining defaulted debt service payments is recorded as a case basis loss reserve. Anticipated salvage recoveries are considered in establishing case basis loss reserves when such amounts are reasonably estimable. Case basis loss reserves may be allocated from any SLR outstanding at the time the case basis reserves are established.

                  Management believes that the current level of reserves is adequate to cover the ultimate net cost of claims and the related expenses with respect to financial guarantees issued by CapMAC. The establishment of the appropriate level of loss reserves is an

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                  inherently uncertain process involving estimates and subjective judgments by management, and therefore there can be no assurance that ultimate losses in CapMAC's insured portfolio will not exceed the current estimate of loss reserves.

         g)       Depreciation
                  Leasehold improvements, furniture, fixtures and electronic data processing equipment are being amortized or depreciated over the lease term or useful life, whichever is shorter, using the straight-line method.

         h)       Income Taxes
                  Deferred income taxes are provided with respect to temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

         i)       Earnings Per Share
                  Earnings per share ("EPS") has been computed using the modified treasury stock method. For periods prior to the offering, the average market value of the shares was determined by an independent consulting firm. Total weighted average number of common stock and common stock equivalents used in calculating the primary earnings per share, for the years ended December 31, 1996, 1995 and 1994 were approximately 17,441,000, 13,636,000 and 13,645,000, respectively. Total weighted average number of common stock and common stock equivalents used in calculating the fully diluted earnings per share, for the years ended December 31, 1996, 1995 and 1994 were approximately 17,792,000, 14,337,000 and 13,645,000, respectively.

         j)       Accounting for Stock Issued to Employees
                  In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This Statement allows companies to choose between the "fair value based method of accounting" as defined in this Statement and the "intrinsic value based method of accounting" as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting requirements under APB 25. The pro forma disclosures of net income and earnings per share required by SFAS No. 123, as if the fair value based method of accounting had been applied, are included in note 6.

         k)       Reclassifications
                  Certain prior year balances have been reclassified to conform to the current year presentation.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

3)       Insured Portfolio
         At December 31, 1996 and 1995, the principal amount of financial obligations insured by CapMAC was $24.5 billion and $16.9 billion, respectively, and net of reinsurance (net principal outstanding), was $19.7 billion and $12.6 billion, respectively, with a weighted average life of 6.4 years and 6.0 years, respectively. CapMAC's insured portfolio was broadly diversified by geographic distribution and type of insured obligations, with no single insured obligation in excess of statutory single risk limits, after giving effect to any reinsurance and collateral, which are a function of CapMAC's statutory qualified capital (the sum of statutory capital and surplus and mandatory contingency reserve). At December 31, 1996 and 1995, the statutory qualified capital was approximately $260 million and $240 million, respectively.

                                                            Net Principal Outstanding
                                                   December 31, 1996        December 31, 1995
                                                  -------------------      -------------------
Type of Obligations Insured ($ in millions)         Amount         %          Amount         %
----------------------------------------------------------------------------------------------
Consumer receivables                              $ 10,362      52.8       $   6,959      55.1
Trade and other corporate
obligations                                          8,479      43.1           4,912      38.9
Municipal/government obligations                       814       4.1             757       6.0
----------------------------------------------------------------------------------------------
   Total                                          $ 19,655     100.0        $ 12,628     100.0
==============================================================================================

         At December 31, 1996 and 1995, the principal and interest amount of financial obligations insured by CapMAC was $29.8 billion and $20.3 billion, respectively, and net of reinsurance (net principal and interest outstanding), was $23.3 billion and $15.1 billion, respectively. At December 31, 1996, approximately 93% of CapMAC's insured portfolio was comprised of structured asset-backed transactions. Under these structures, a pool of assets covering at least 100% of the principal amount guaranteed under its insurance contract is sold or pledged to a special purpose bankruptcy remote entity. CapMAC's primary risk from such insurance contracts is the impairment of cash flows due to delinquency or loss on the underlying assets. CapMAC, therefore, evaluates all the factors affecting past and future asset performance by studying historical data on losses, delinquencies and recoveries of the underlying assets. Each transaction is reviewed to ensure that an appropriate legal structure is used to protect against the bankruptcy risk of the originator of the assets. Along with the legal structure, an additional level of first loss protection is also created to protect against losses due to credit or dilution. This first level of loss protection is usually available from reserve funds, excess cash flows, overcollateralization, or recourse to a third party. The level of first loss protection depends upon the historical losses and dilution of the underlying assets, but is typically several times the normal historical loss experience for the underlying type of assets.

         During 1995, the Company sold without recourse its interest in potential cash flows from transactions included in its insured portfolio and recognized $2,200,000 of income which has been included in other income in the accompanying consolidated financial statements.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

         The following entities each accounted for, through referrals and otherwise, 10% or more of total revenues for each of the periods presented:

        Year Ended                   Year Ended                Year Ended
    December 31, 1996             December 31, 1995        December 31, 1994
--------------------------       -------------------     ---------------------
                      % of                      % of                      % of
Name              Revenues       Name       Revenues     Name         Revenues
--------------------------       -------------------     ---------------------
Bear, Stearns &       11.8       Citicorp       11.7     Citicorp         14.3
    Co. Inc.
Citicorp              10.8

4)       Investments
         The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value for available-for-sale securities by major security type at December 31, 1996 and 1995 were as follows ($ in thousands):

December 31, 1996
--------------------------------------------------------------------------------

                                                                 Gross          Gross      Estimated
                                              Amortized     Unrealized     Unrealized           Fair
Securities Available-for-sale                      Cost          Gains         Losses          Value
----------------------------------------------------------------------------------------------------
U.S. Treasury obligations                   $     4,059             10              -          4,069
Mortgage-backed securities of
U.S. government instrumentalities
and agencies                                    127,484            367          1,161        126,690
Obligations of states, municipalities
and political subdivisions                      177,811          4,602            555        181,858
Corporate, asset-backed and other
securities                                       26,682             36            161         26,557
----------------------------------------------------------------------------------------------------
   Total                                    $   336,036          5,015          1,877        339,174
====================================================================================================

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

December 31, 1995
--------------------------------------------------------------------------------

                                                                  Gross          Gross      Estimated
                                               Amortized     Unrealized     Unrealized           Fair
Securities Available-for-sale                       Cost          Gains         Losses          Value
-----------------------------------------------------------------------------------------------------
U.S. Treasury obligations                     $    4,153             55              -          4,208
Mortgage-backed securities of
U.S. government instrumentalities
and agencies                                     110,104            313             79        110,338
Obligations of states, municipalities
and political subdivisions                       166,010          4,809             82        170,737
Corporate and asset-backed
securities                                        12,403             45              6         12,442
---------------------------------------------------------------------------------------------------------
   Total                                      $  292,670          5,222            167        297,725
=====================================================================================================

         The amortized cost and estimated fair value of investments in debt securities at December 31, 1996 by contractual maturity are shown below ($ in thousands):

December 31, 1996
--------------------------------------------------------------------------------

                                                     Amortized         Estimated
Securities Available-for-sale                             Cost        Fair Value
--------------------------------------------------------------------------------
Due in one year or less                            $    16,524            16,541
Due after one year through five years                   31,821            32,815
Due after five years through ten years                  76,450            78,200
Due after ten years                                     83,757            84,928
--------------------------------------------------------------------------------
     Sub-total                                         208,552           212,484
Mortgage-backed securities                             127,484           126,690
--------------------------------------------------------------------------------
         Total                                     $   336,036           339,174
================================================================================

         Actual maturities may differ from contractual maturities because borrowers may call or prepay obligations with or without call or prepayment penalties.

         Proceeds from sales of investment securities were approximately $57.2 million, $53.9 million and $42.1 million in 1996, 1995 and 1994, respectively. Gross realized capital gains of $772,000, $1,486,000, and $781,000, and gross realized capital losses of $536,000, $135,000 and $898,000 were realized on those sales for the years ended December 31, 1996, 1995 and 1994, respectively.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

         Investments include bonds having a fair value of approximately $3,884,000 and $3,985,000 which are on deposit at December 31, 1996 and 1995, respectively, with state regulators as required by law.

         Investment income is comprised of interest and dividends, net of related expenses, and is applicable to the following sources:

                                         Year Ended                 Year Ended             Year Ended
$ in thousands                    December 31, 1996          December 31, 1995      December 31, 1994
-----------------------------------------------------------------------------------------------------
Bonds                                      $ 16,091                     11,105                  9,193
Short-term investments                        2,548                      2,088                    602
Mutual funds                                      -                       (147)                   705
Investment in affiliates                       (445)                        42                      -
Investment expenses                            (288)                      (245)                  (184)
-----------------------------------------------------------------------------------------------------
  Total                                    $ 17,906                     12,843                 10,316
=====================================================================================================

         In 1995, the Company purchased, for approximately $11.0 million, 36.3% of CapMAC Asia. In 1996, Holdings invested an additional $1.2 million and sold 5.6%, or $1.9 million, of its investment in CapMAC Asia to its employees, directors and shareholders. CapMAC Asia has a 33.33% investment in Asia Services which amounted to $33.4 million and $30.7 million at December 31, 1996 and 1995, respectively. Asia Services owns 100% of the stock of ASIA Ltd.

         In 1995, Holdings acquired three million shares of ABS Finance for approximately $1,350,000. ABS Finance is a corporation established to develop securitization in Indonesia for obligations that are backed by assets originated in Indonesia or that are issued by Indonesian entities. ABS Finance participates as a principal in the securitization markets in Indonesia. Simultaneously with the execution of the joint venture agreement with the other investors in ABS Finance, CFS entered into a technical assistance agreement with ABS Finance to provide technical and advisory assistance to ABS Finance in exchange for certain fees. At December 31, 1996 and 1995, Holdings' investment represents an equity interest of approximately 14.3% and 15%, respectively, in ABS Finance. At December 31, 1996 and 1995, the investment amounted to $1,439,000 and $1,339,000, respectively.

         In 1995, Holdings entered into a strategic alliance with The Mutual Life Assurance Company of Canada and three of its derivatives products subsidiaries (such subsidiaries, "TMG Group"). TMG Group provides a broad range of derivative products, including investment agreements and long dated interest rate swaps. In addition, TMG Group provides interest rate swaps and currency swaps. Because the obligations of TMG Group under its derivative transactions are guaranteed by The Mutual Life Assurance Company of Canada, TMG Group is rated AA by S&P and Aa3 by Moody's.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

         In connection with the strategic alliance, Holdings was issued a warrant to purchase 17.7% of the common stock of each of the companies in TMG Group at an aggregate initial purchase price of $10.0 million, as increased over time under a LIBOR-based formula. On a monthly basis, the strike price will be adjusted upwards by a one-month LIBOR rate until the warrants are exercised. To the extent that Holdings has not exercised this warrant prior to February 27, 2000, TMG Group may require that Holdings exercise the warrant, at which time Holdings would be obligated to invest up to approximately $13.0 million in TMG Group, which amount is based upon assuming a constant LIBOR rate of 5%. The occurrence of certain other events involving an insolvency of TMG Group or a change of control of the Company that has a material adverse effect on TMG Group entitles TMG Group to require Holdings to exercise the warrants prior to February 27, 2000. The Company values the warrants based upon the difference between the exercise price adjusted by the LIBOR-based formula and the estimated fair value of its percentage share of ownership of TMG Group.

         During 1996, the estimated fair value of the warrants has declined from a loss (pre-tax) of $1.3 million at December 31, 1995 to a loss (pre-tax) of $5.2 million at December 31, 1996. The total decrease in the fair value of the warrants of $5.2 million (pre-tax) has been recorded as a contra asset in "Other Assets" in the accompanying consolidated balance sheet as of December 31, 1996. The Company believes that a portion of this decline in value is other-than-temporary, and accordingly, it has recorded a realized loss (pre-tax) of $2.0 million in 1996. The remaining unrealized loss (pre-tax) of $3.2 million is reflected as a separate component of stockholders' equity, or $2.1 million on a net of tax basis.

         The change in unrealized appreciation (depreciation) on available-for-sale securities and warrants is included as a separate component of stockholders' equity as shown below:

                                                          Year  Ended         Year Ended
$ in thousands                                      December 31, 1996  December 31, 1995
----------------------------------------------------------------------------------------
Balance at beginning of year                                 $ 2,443             (5,522)
Change in unrealized (depreciation) appreciation              (3,842)            12,115
Income tax effect                                              1,328             (4,150)
----------------------------------------------------------------------------------------
Net change                                                    (2,514)             7,965
----------------------------------------------------------------------------------------
   Balance at end of year                                    $   (71)             2,443
========================================================================================

         No single issuer, except for investments in U.S. Treasury and U.S. government agency securities, exceeds 4% and 3% of stockholders' equity as of December 31, 1996 and 1995, respectively.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

5)       Deferred Acquisition Costs
         The following table reflects acquisition costs deferred by CapMAC and amortized in proportion to the related premium earnings:

                                          Year Ended              Year Ended              Year  Ended
$ in thousands                     December 31, 1996       December 31, 1995        December 31, 1994
-----------------------------------------------------------------------------------------------------
Balance at beginning of year                $ 35,162                  24,860                   15,249
Additions                                     18,042                  17,505                   14,140
Amortization (policy
acquisition costs)                            (7,824)                 (7,203)                  (4,529)
-----------------------------------------------------------------------------------------------------
  Balance at end of year                    $ 45,380                  35,162                   24,860
=====================================================================================================

6)       Employee Benefits
         The Company, through CFS, maintains an incentive compensation plan for its employees. The plan is an annual discretionary bonus award. For the years ended December 31, 1996, 1995 and 1994, the Company had provided approximately $10,416,000, $7,804,000 and $5,253,000, respectively, for the annual discretionary bonus plan. CFS also provides health and welfare benefits to substantially all of its employees. The Company incurred $884,000, $710,000 and $621,000 of expenses for the years ended December 31, 1996, 1995 and 1994, respectively, for such plans. The Company also has a defined contribution retirement plan which allows participants to make voluntary contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company provides for the administrative costs for the 401(k) plan.

         On June 25, 1992, certain officers of CapMAC were granted 182,633 restricted stock units ("RSU") at $13.33 a share in respect of certain deferred compensation. On December 7, 1995, the RSU's were converted to cash in the amount of approximately $3.7 million, and such officers agreed to defer receipt of such cash amount in exchange for receiving the same number of new shares of restricted stock ("RS") as the number of RSU's such officers previously held. The RS's were granted under the Omnibus Plan discussed in the following paragraph. The cash amount is held by Holdings and invested in accordance with certain guidelines. Such amount, including the investment earnings thereon amounted to $3.7 million at December 31, 1996 and will be paid to each officer upon the occurrence of certain events but no later than December 2000. Compensation expense related to the RS's and RSU's was approximately $1,401,000, $1,502,000 and $132,000 for the years ended December 31,
         1996, 1995 and 1994, respectively.

         The Company has reserved shares for grants of different types of awards, such as stock options, restricted stock, stock appreciation rights, other stock-based grants or any combination of the foregoing under the Omnibus Stock Incentive Plan ("Omnibus Plan"). Additionally, the Company has reserved shares for stock option grants under the 1992 Stock Option Plan and the 1994 Stock Option Plan. The three aforementioned plans are referred to collectively as the "Plans". Key employees of the Company and its affiliates are eligible. The Company has authorized 4,425,000 options and has 1,370,366 shares remaining and available for grant under the Plans.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

         The following table sets forth the activity and terms of the Plans:

                   1992 Stock Option Plan           1994 Stock Option Plan                Omnibus Plan
                 ---------------------------      ---------------------------     -----------------------------
                                    Weighted                         Weighted                          Weighted
Options and           Number         Average          Number          Average             Number        Average
Restricted                of        Exercise              of         Exercise                 of       Exercise
Stock                Options           Price         Options            Price       Options & RS          Price
---------------------------------------------------------------------------------------------------------------
Options
Granted            1,720,211          $13.34         195,000           $20.00            967,500         $28.93
Options
Exercised           (115,534)         $13.33         (10,750)          $20.00            (11,250)        $20.00
Options
Forfeited             (6,960)         $13.33               -                -             (3,750)        $20.00
RS's Granted               -               -               -                -            182,633              -
---------------------------------------------------------------------------------------------------------------
Outstanding at
December 31,
1996               1,597,717          $13.34         184,250           $20.00          1,135,133         $29.07
===============================================================================================================
Available for
Grant                 11,749               -               -                -          1,358,617              -
---------------------------------------------------------------------------------------------------------------
Vesting                                                                           50% in 5th year and 50% in 6th
Schedule            Immediately upon the               On date of grant           year; Accelerated vesting based
                          Offering                                                upon market value as defined in
                                                                                  the Omnibus Plan
---------------------------------------------------------------------------------------------------------------
Term                      10 years                         10 years                         10 years
---------------------------------------------------------------------------------------------------------------

         The following table summarizes the options and restricted stock granted and outstanding for each of the last three years:

                                                          Year Ended
               ------------------------------------------------------------------------------------------------

                           1996                              1995                             1994
               -----------------------------     ----------------------------     -----------------------------
                                    Weighted                         Weighted                          Weighted
Options and           Number         Average            Number        Average             Number        Average
Restricted                of        Exercise                of       Exercise                 of       Exercise
Stock           Options & RS           Price      Options & RS          Price       Options & RS          Price
---------------------------------------------------------------------------------------------------------------
Outstanding
at beginning
of year            2,288,884          $14.58         1,888,121         $13.95          1,701,641         $13.33
Options
Granted              769,500          $31.23           220,500         $20.00            187,500         $19.57
Options
Exercised           (137,534)         $14.40                 -              -                  -              -
Options
Forfeited             (3,750)         $20.00            (2,370)        $13.33             (1,020)        $13.33
RS's
Granted                    -               -           182,633              -                  -              -
---------------------------------------------------------------------------------------------------------------
Outstanding
at end of
year               2,917,100          $19.27         2,288,884         $14.58          1,888,121         $13.95
===============================================================================================================
Exercisable
at end of
year               1,964,967          $14.59         1,908,251         $14.02                  -              -
===============================================================================================================

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

         The Company applies APB 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. As described previously, the Company has recognized compensation expense for the restricted stock as per APB 25. The compensation expense would be the same if the Company had adopted SFAS No. 123. Under the fair value based method of accounting as prescribed by SFAS No. 123, the per share weighted-average fair value of stock options on the date of grant during 1996 and 1995, using the Black Scholes option-pricing model, was $11.17 and $6.13, respectively, with the following weighted-average assumptions: 1996 - expected dividend yield 0.2%, risk-free interest rate of 5.0%, volatility level of 0.22, and an expected life of 7 years; 1995 - expected dividend yield 0.4%, risk-free interest rate of 5.0%, volatility level of 0.23, and an expected life of 6 years.

         Had the Company determined compensation cost using the fair value based method of accounting, as defined by SFAS No. 123, for its stock options, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  Year Ended         Year Ended
($ in thousands, except per share data)    December 31, 1996   December 31,1995
-------------------------------------------------------------------------------
Net income
                         As reported                $ 33,568           $ 23,528
                         Pro forma                  $ 32,162           $ 23,339

Earnings per share

   Primary               As reported                $   1.92           $   1.73
                         Pro forma                  $   1.86           $   1.72

   Fully diluted         As reported                $   1.89           $   1.65
                         Pro forma                  $   1.82           $   1.64
-------------------------------------------------------------------------------

         Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because the estimated compensation cost will be recognized over the options' vesting periods and options granted prior to January 1, 1995 are not considered in the determination of the compensation cost.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

7)       Employee Stock Ownership Plan
         On June 25, 1992, Holdings adopted an ESOP to provide its employees the opportunity to obtain beneficial interests in the stock of Holdings through a trust (the "ESOP Trust"). The ESOP Trust purchased 750,000 shares at $13.33 per share of Holdings' stock. The ESOP Trust financed its purchase of common stock with a loan from Holdings in the amount of $10 million. The ESOP loan is evidenced by a promissory note delivered to Holdings. An amount representing unearned employee compensation, equivalent in value to the unpaid balance of the ESOP loan, is recorded as a deduction from stockholders' equity (unallocated ESOP shares).

         CFS is required to make contributions to the ESOP Trust, which enables the ESOP Trust to service its loan to Holdings. The ESOP expense is calculated using the shares allocated method. Shares are released for allocation to the participants and held in trust for the employees based upon the ratio of the current year's principal and interest payment to the sum of principal and interest payments estimated over the life of the loan. As of December 31, 1996 and 1995 approximately 343,000 shares and 263,000 shares, respectively, were allocated to the participants. Compensation expense related to the ESOP was approximately $2,402,000, $1,588,000 and $1,407,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

8)       Reserve for Losses and Loss Adjustment Expenses
         The reserve for losses and loss adjustment expenses consists of a case basis loss reserve and the SLR.

         In 1995, CapMAC incurred its first claim on a financial guarantee policy. Based on its current estimate, the Company expects the aggregate amount of claims and related expenses not to exceed $2.7 million, although no assurance can be given that such claims and related expenses will not exceed that amount. Such loss amount was covered through a recovery under a quota share reinsurance agreement of $0.2 million and a reduction in the SLR of $2.5 million. The portion of such claims and expenses not covered under the quota share agreement is being funded through payments to CapMAC from the Lureco Trust Account (see note 13).

         The following is a summary of the activity in the case basis loss reserve account and the components of the reserve for losses and loss adjustment expenses ($ in thousands):

                                                        1996      1995     1994
--------------------------------------------------------------------------------
Case basis loss reserve:
Net balance at January 1                               $   620     --       --
--------------------------------------------------------------------------------
Incurred related to:
   Current year                                           --      2,473     --
   Prior years                                            --       --       --
--------------------------------------------------------------------------------
Total incurred                                            --      2,473     --
--------------------------------------------------------------------------------
Paid related to:
   Current year                                           --      1,853     --
   Prior years                                             309     --       --
--------------------------------------------------------------------------------
Total paid                                                 309    1,853     --
--------------------------------------------------------------------------------
Net balance at December 31                                 311      620     --
Reinsurance recoverable                                   --         69     --
--------------------------------------------------------------------------------
Gross balance at December 31                               311      689     --
--------------------------------------------------------------------------------
Supplemental loss reserve:
Balance at January 1                                     5,859    5,191    3,762
--------------------------------------------------------------------------------
   Additions to supplemental loss reserve                4,815    3,141    1,429
   Allocated to case basis reserve                        --     (2,473)    --
--------------------------------------------------------------------------------
Balance at December 31                                  10,674    5,859    5,191
--------------------------------------------------------------------------------
Total reserve for losses and loss adjustment
expenses                                               $10,985    6,548    5,191
================================================================================

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

9)       Senior Notes
         On December 15, 1992, Holdings sold $15,000,000 principal amount of 7.52% Senior Notes to certain financial institutions. The Senior Notes are due in equal annual installments of $3,750,000 beginning December 15, 1999 through December 15, 2002. Interest is payable semiannually on the fifteenth day of June and December of each year commencing June 15, 1993.

10)      Income Taxes
         Pursuant to a tax sharing agreement with Holdings, CapMAC and CFS file a consolidated U.S. Federal income tax return. Each company's annual Federal income tax liability is determined by computing its pro rata share of the consolidated group Federal income tax liability. CFS (Europe) files a separate income tax return with the U.K. Inland Revenue.

         Taxes on foreign income have been provided for at the U.S. statutory Federal income tax rate of 35% in 1996 and 1995 and at 34% in 1994. The U.K. taxes corporate income at a 33% rate. For 1996, 1995 and 1994 income before tax for CFS (Europe) was $12.4 million, $7.5 million and $3.1 million, respectively. The difference between the U.S. and U.K. rates is provided to account for U.S. taxation (net of applicable foreign tax credits) on the future repatriation of these foreign earnings.

         Total income tax expense (benefit) consists of the following:

$ in thousands                 Federal     State & Local    Foreign       Total
--------------------------------------------------------------------------------
Year Ended
December 31, 1996
--------------------------------------------------------------------------------
Current                         $8,654         1,753         4,092        14,499
Deferred                           992          (779)         --             213
--------------------------------------------------------------------------------
  Total                         $9,646           974         4,092        14,712
================================================================================
Year Ended
December 31, 1995
--------------------------------------------------------------------------------
Current                         $3,814         1,529         2,580         7,923
Deferred                         3,244           (59)         --           3,185
--------------------------------------------------------------------------------
  Total                         $7,058         1,470         2,580        11,108
================================================================================
Year  Ended
December 31, 1994
--------------------------------------------------------------------------------
Current                         $2,561         1,473           928         4,962
Deferred                         2,868           (38)         --           2,830
--------------------------------------------------------------------------------
  Total                         $5,429         1,435           928         7,792
================================================================================

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

         Total income tax expense differed from the amount computed by applying the U.S. Federal income tax rate of 35% in 1996 and 1995 and 34% in 1994:

                                                Year Ended            Year Ended          Year  Ended
                                         December 31, 1996     December 31, 1995    December 31, 1994

$ in thousands                            Amount         %       Amount        %      Amount        %
-----------------------------------------------------------------------------------------------------
Expected tax expense computed
at the statutory rate                  $  16,778      35.0     $ 12,132     35.0     $ 8,452     34.0
Increase (decrease) in tax
resulting from:
   Tax-exempt interest                    (2,916)     (6.0)      (2,335)    (6.7)     (1,646)    (6.6)
   State and local income taxes,
   net of Federal benefit                    361       0.7          935      2.7         934      3.8
   Other, net                                489       1.0          376      1.1          52      0.2
-----------------------------------------------------------------------------------------------------
       Total income tax expense        $  14,712      30.7     $ 11,108     32.1     $ 7,792     31.4
=====================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax liability are as follows:

$ in thousands                            December 31, 1996    December 31, 1995
--------------------------------------------------------------------------------
Deferred tax assets:
Deferred compensation                            $    4,202                2,120
Loss on investment in TMG Group warrants              1,839                  457
Losses and loss adjustment expenses                   1,527                1,002
Unearned premiums                                       866                  852
Other, net                                              108                  275
--------------------------------------------------------------------------------
   Total gross deferred tax assets                    8,542                4,706
--------------------------------------------------------------------------------
Deferred tax liabilities:
Deferred acquisition costs                           15,883               12,307
Unrealized capital gains on investments               1,091                1,769
Other, net                                            1,158                1,406
--------------------------------------------------------------------------------
   Total gross deferred tax liabilities              18,132               15,482
--------------------------------------------------------------------------------
   Net deferred tax liability                    $    9,590               10,776
================================================================================

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that the deferred tax assets will be fully realized in the future.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

11)      Insurance Regulatory Restrictions
         CapMAC is subject to insurance regulatory requirements of the State of New York and other states in which it is licensed to conduct business. Generally, New York insurance laws require that dividends be paid from earned surplus and restrict the amount of dividends in any year that may be paid without obtaining approval for such dividends from the Superintendent of Insurance to the lower of (i) net investment income as defined or (ii) 10% of statutory surplus as of December 31 of the preceding year. No dividends were paid by CapMAC to Holdings during the years ended December 31, 1996, 1995 and 1994. No dividends could be paid during these periods because CapMAC had negative earned surplus. Statutory surplus at December 31, 1996 and 1995 was approximately $193,726,000 and $195,018,000, respectively. Statutory surplus differs from stockholders' equity determined under GAAP principally due to the mandatory contingency reserve required for statutory accounting purposes and differences in accounting for investments, deferred acquisition costs, SLR and deferred taxes provided under GAAP. Statutory net income was $18,737,000, $9,000,000 and $4,543,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Statutory net income differs from net income determined under GAAP principally due to deferred acquisition costs, SLR and deferred income taxes.

12)      Commitments and Contingencies
         Holdings' lease agreement for the space occupied in New York expires on November 20, 2008. Holdings also has a lease agreement for its London office, which expires on October 1, 2002. As of December 31, 1996, future minimum payments under the lease agreements are as follows:

$ in thousands                                                           Payment
--------------------------------------------------------------------------------
1997                                                                    $  2,647
1998                                                                       2,715
1999                                                                       3,077
2000                                                                       3,152
2001 and thereafter                                                       28,660
--------------------------------------------------------------------------------
   Total                                                                $ 40,251
================================================================================

         Rent expense, commercial rent taxes and electricity for the years ended December 31, 1996, 1995 and 1994 amounted to $2,451,000, $2,398,000 and
         $2,374,000, respectively.

         CapMAC has available a $150,000,000 standby corporate liquidity facility (the "Liquidity Facility") scheduled to terminate in September 1999. The Liquidity Facility is provided by a consortium of banks, headed by Bank of Montreal, as agent, which is rated "A-1+" and "P-1" by S&P and Moody's, respectively. Under the Liquidity Facility, CapMAC will be able, subject to satisfying certain conditions, to borrow funds from time to time in order to enable it to fund any claim payments or payments made in settlement or mitigation of claim payments under its insurance contracts. There have been no draws under the Liquidity Facility.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

         Certain officers of Dillon, Read & Co. Inc. are directors of Holdings, and receive no compensation from the Company. Dillon, Read & Co. Inc., which serves as investment manager for Saratoga Partners II, a principal stockholder of the Company, received an advisory retention fee of $200,000 in each of the years ended December 31, 1995 and 1994.

         The Company is required to purchase common stock in TMG Group for approximately $13 million no later than February 27, 2000. Additionally, the Company has agreed, upon request of ASIA Ltd, to make an additional investment of up to $4.9 million in Asia Services through its affiliate CapMAC Asia.

         CapMAC has agreed to make an investment of 50 million French Francs (approximately 10 million U.S. dollars) in CapMAC Assurance, S.A., an insurance subsidiary to be established in Paris, France. This investment is anticipated to be made in 1997.

         CapMAC Investment Management, Inc. ("CIM"), a new subsidiary of Holdings, was incorporated in Delaware in October 1996 as a registered investment advisor. CIM will provide investment advice regarding asset-backed structures, mortgage-backed securities, foreign and domestic fixed income and equity securities, and other securities based on the client's investment objectives, financial needs and goals. CIM is expected to be initially capitalized with $2 million and will commence operations in early 1997.

13)      Reinsurance
         In the ordinary course of business, CapMAC cedes exposure under various treaty and facultative reinsurance contracts, both on a pro rata and excess of loss basis, primarily designed to minimize losses from large risks and protect the capital and surplus of CapMAC.

         The effect of reinsurance on premiums written and earned was as follows:

                                                    Years Ended December 31
                          ---------------------------------------------------------------------------
                                   1996                        1995                      1994
                          -----------------------      ---------------------     --------------------
$ in thousands                 Written     Earned        Written      Earned      Written      Earned
-----------------------------------------------------------------------------------------------------
Direct                        $ 71,752     48,835         56,541      36,853       43,598      28,561
Assumed                          1,086      1,508            935         761        1,064         258
Ceded                          (15,104)    (9,786)       (15,992)     (8,372)    (11,0699)     (5,716)
--------------------------------------------------------------------------------
Net premiums                  $ 57,734     40,557         41,484      29,242       33,593      23,103
=====================================================================================================

         The reinsurance of risk does not relieve the ceding insurer of its original liability to its policyholders. A contingent liability exists with respect to the aforementioned reinsurance arrangements, which may become a liability of CapMAC in the event the reinsurers are unable to meet obligations assumed by them under the reinsurance contracts. At December 31, 1996 and 1995, CapMAC had ceded loss reserves of $0 and $69,000, respectively, and had ceded unearned premiums of $18,489,000 and $13,171,000, respectively.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

         In 1994, CapMAC entered into a reinsurance agreement (the "Lureco Treaty") with Luxembourg European Reinsurance LURECO S.A. ("Lureco"), a European-based reinsurer. The agreement is renewable annually at the Company's option, subject to satisfying certain conditions. The agreement reinsured and indemnified the Company for any loss incurred by CapMAC during the agreement period up to the limits of the agreement. The Lureco Treaty provides that the annual reinsurance premium payable by CapMAC to Lureco, after deduction of the reinsurer's fee payable to Lureco, be deposited in a trust account (the "Lureco Trust Account") to be applied by CapMAC, at its option, to offset losses and loss expenses incurred by CapMAC in connection with incurred claims. Amounts on deposit in the Lureco Trust Account which have not been applied against claims are contractually due to CapMAC at the termination of the treaty.

         The premium deposit amounts in the Lureco Trust Account have been reflected as assets by CapMAC during the term of the agreement. Premiums in excess of the deposit amounts have been recorded as ceded premiums in the consolidated statements of income. For the 1996 policy year, the agreement provides $7 million of loss coverage in excess of the premium deposit amount of $5 million retained in the Lureco Trust Account. Additional coverage is provided for losses incurred in excess of 200% of the net premiums earned up to $4 million for any one agreement year. In September 1995, a claim of approximately $2.5 million on an insurance policy was applied against the Lureco Trust Account.

         In addition to its capital (including statutory contingency reserves) CapMAC has other reinsurance available to pay claims under its insurance contracts. Effective November 30, 1995, CapMAC entered into a Stop-loss Reinsurance Agreement with Mitsui Marine and Fire Insurance Co. (the "Mitsui Stop-loss Agreement"). Under the Mitsui Stop-loss Agreement, Mitsui Marine and Fire Insurance Co. ("Mitsui") will be required to pay any losses in excess of $100 million in the aggregate incurred by CapMAC during the term of the Mitsui Stop-loss Agreement on the insurance policies in effect on December 1, 1995 and written during the one-year period thereafter, up to an aggregate limit payable under the Mitsui Stop-loss Agreement of $50 million. The Mitsui Stop-loss Agreement has a term of seven years and is subject to early termination by CapMAC in certain circumstances. Effective January 1, 1997 the stop-loss reinsurance coverage increased to $75 million in excess of incurred losses of $150 million increasing annually based on increases in CapMAC's statutory qualified capital. The new stop-loss reinsurance is provided by Mitsui, AXA Re Finance S.A. ("AXA Re"), and Munchener Ruckversicherungs-Gesellschaft ("Munich Re").

         Effective November 30, 1995, CapMAC canceled the quota share reinsurance agreement with Winterthur Swiss Insurance Company ("Winterthur") pursuant to which Winterthur had the right to reinsure on a quota share basis 10% of each policy written by CapMAC. As a result, CapMAC reassumed approximately $1.4 billion of principal insured by Winterthur on January 1, 1996. In connection with the commutation, Winterthur returned $2.0 million of unearned premiums, net of ceding commission and Federal excise tax.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

14)      Foreign Operations
         The Company provides advisory services in Europe through CFS (Europe). The revenue generated from this business for the years ended December 31, 1996 and 1995 was $13.4 million and $7.8 million, respectively, and for the period from inception of CFS (Europe) on July 14, 1994 through December 31, 1994 was $3.1 million. The net income for the years ended December 31, 1996 and 1995 was $8.3 million and $5.1 million, respectively, and for the period from inception of CFS (Europe) on July 14, 1994 through December 31, 1994 was $2.0 million. The total assets for CFS (Europe) as of December 31, 1996 and 1995 were $4.9 million and $9.6 million, respectively.

15)      Disclosures About Fair Value of Financial Instruments
         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995. The fair value amounts were determined by the Company using independent market information when available, and appropriate valuation methodologies when market information was not available. Such valuation methodologies require significant judgment and are not necessarily indicative of the amount the Company could recognize in a current market exchange.

                                                  December 31, 1996             December 31, 1995

                                                Carrying     Estimated       Carrying       Estimated
$ in thousands                                    Amount    Fair Value         Amount      Fair Value
-----------------------------------------------------------------------------------------------------
Financial Assets:
Available-for-sale securities                  $ 333,991       333,991        296,426         296,426
-----------------------------------------------------------------------------------------------------
Financial Liabilities:
Senior notes                                   $  15,000        14,966         15,000          15,434
-----------------------------------------------------------------------------------------------------
Off-Balance-Sheet Instruments:
Financial guarantees outstanding               $       -       219,989              -         147,840
   Less: ceding commission                             -        65,997              -          44,352
-----------------------------------------------------------------------------------------------------
Net financial guarantees outstanding           $       -       153,992              -         103,488
=====================================================================================================

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments summarized above:

         Available-for-sale Securities
         The fair values of fixed maturities are based upon quoted market prices. The fair value of short-term investments approximates amortized cost. The fair value of the warrants which is recorded as a contra asset in "Other Assets" is determined based upon the difference between the exercise price adjusted by the LIBOR-based formula and the estimated fair value of the Company's percentage share of ownership of TMG Group.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

         Senior Notes
         The fair value of senior notes is based on prices believed by management to be currently charged for similar debt issues adjusted for changes in interest rates and credit quality that occurred subsequent to its issuance.

         Financial Guarantees Outstanding
         The fair value of financial guarantees outstanding consists of (1) the current unearned premium reserve, net of prepaid reinsurance and (2) the fair value of installment revenue which is derived by calculating the present value of the estimated future cash inflow to CapMAC of policies in force having installment premiums, net of amounts payable to reinsurers, at a discount rate of 7% at December 31, 1996 and 1995. The amount calculated is assumed to be equivalent to the consideration that would be paid by CapMAC under market conditions prevailing at the reporting dates to transfer CapMAC's financial guarantee business to a third party under reinsurance and other agreements. Ceding commission represents the expected amount that would be paid to CapMAC to compensate CapMAC for originating and servicing the insurance contracts. In constructing estimated future cash inflows, management makes assumptions regarding prepayments for amortizing asset-backed securities which are consistent with relevant historical experience. For revolving programs, assumptions are made regarding program utilization based on discussions with program users. The amount of future installment revenue actually realized by CapMAC could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or lower than anticipated utilization of insured structured programs, such as commercial paper conduits. Although increases in future installment revenue earnings due to renewals of existing insurance contracts historically have been greater than reductions in future installment revenue due to factors such as those described above, there can be no assurance that future circumstances might not cause a material net reduction in the future installment revenue.

16)      Capitalization
         On November 27, 1995, the Company effected a 3-for-2 common stock split which has been reflected in the accompanying consolidated financial statements for all periods presented.

         On July 21, 1995, the Company sold 500,001 shares of common stock to ORIX for $10.0 million, or $20 per share. In August 1995, net proceeds of $9.0 million from such transaction were contributed to CapMAC. In connection with the ORIX investment, the Company paid Dillon, Read & Co. Inc. an advisory fee of $500,000.

         On December 19, 1995, Holdings sold 3,710,000 shares of its common stock at a price of $20.00 per share in the Offering. Of the 3,710,000 common shares, 2,500,000 shares were sold by the Company and 1,210,000 shares by certain existing stockholders. Proceeds to the Company, net of underwriting and other expenses, were $45.2 million. Dillon, Read & Co. Inc. was the managing underwriter of the Offering and has in that capacity received $3,500,000 from the Company. Concurrent with the Offering, the Company also issued 500,000 shares to Centre Re for a price per share that was 5% less than the Offering price of $20 per share. Net proceeds to the Company were $9.5 million. A portion of the net proceeds from the Offering and the private placement in the amount of $50.0 million was contributed to CapMAC in December 1995.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

         On July 5, 1996, Holdings completed a secondary public offering by some of its stockholders of 3,737,500 shares of common stock at an offering price of $28. The Company did not receive any proceeds from the offering but incurred costs of approximately $360,000.

         On June 25, 1992, Holdings granted approximately 2,250,000 warrants to non-employee stockholders of Holdings to purchase common stock at an exercise price of $13.33 per share. The warrants expire on June 25, 1999. During 1996, 551,390 warrants were exercised. The exercise of the warrants being cashless resulted in the issuance of 321,758 shares of common stock.

17)      Quarterly Financial Information (Unaudited)

         Selected quarterly financial data for 1996 and 1995 are presented below:

$ in thousands                       First    Second   Third   Fourth  Full Year
-------------------------------------------------------------------------------
1996
Gross premiums written              $15,029   18,772   17,214   21,823   72,838
Net premiums written                 13,119   13,669   13,085   17,861   57,734
Net premiums earned                   8,828    9,988   10,043   11,698   40,557
Advisory and other fees               9,872    5,705    5,750    5,816   27,143
Net investment income                 4,111    3,808    4,485    5,502   17,906
Losses and loss adjustment
   expenses                           1,075    1,109    1,248    1,383    4,815
Income before income taxes
   and minority interest             14,738   11,825   11,683    9,691   47,937
Net income                            9,900    8,335    8,239    7,094   33,568
-------------------------------------------------------------------------------
1995
Gross premiums written              $16,992   16,669   12,306   11,509   57,476
Net premiums written                 13,899   14,116    6,118    7,351   41,484
Net premiums earned                   7,101    7,303    7,311    7,527   29,242
Advisory and other fees               2,286    2,869    7,239    4,574   16,968
Net investment income                 2,811    3,088    3,329    3,615   12,843
Losses and loss adjustment
   expenses                             696      762      821      862    3,141
Income before income taxes
   and minority interest              5,405    6,023   12,186   11,050   34,664
Net income                            3,840    4,480    8,033    7,175   23,528
-------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

      Certain Information relating to the Company's executive officers is set forth under the heading "Executive officers of the registrant" in Part I of this report. Information relating to the Company's directors is set forth under the heading "Election of Directors" appearing in the definitive Proxy Statement for the Company's annual meeting to be held on May 7, 1997. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

      The section titled "Executive Compensation and Other Information" appearing in the definitive Proxy Statement for the Company's annual meeting to be held on May 7, 1997 sets forth certain information with respect to compensation of management and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The section titled "Ownership of the Company" appearing in the definitive Proxy Statement for the Company's annual meeting to be held on May 7, 1997 sets forth certain information with respect to the ownership of the Company's common stock. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The section titled "Certain Relationships and Related Transactions" appearing in the definitive Proxy Statement for the Company's annual meeting to be held on May 7, 1997 sets forth certain information with respect to certain relationships and related transactions. Such information is incorporated herein by reference.

                                     Part IV

Item 14.

            (a) Financial Statements and Financial Statement Schedules and Exhibits.

            1.    Financial Statements

            The Registrant has included in this Form 10-K the following consolidated financial statements of CapMAC Holdings Inc. and Subsidiaries:

                                                            Pages in Form 10-K
                                                            ------------------

Independent Auditors' Report                                        48
Consolidated Balance Sheets
at December 31, 1996 and 1995                                       49
Consolidated Statements of Income
for the Years ended December 31,
1996, 1995 and 1994                                                 50
Consolidated Statements of Stockholders' Equity
for the Years ended December 31, 1996, 1995
and 1994                                                            51
Consolidated Statements of Cash Flows
for the Years ended December 31, 1996, 1995
and 1994                                                            52
Notes to Consolidated Financial Statements                          53-74

            2.    Financial Statement Schedules

Schedule Number        Description of Schedule             Page(s) in Form 10-K
---------------        -----------------------             --------------------

     I                 Summary of Investments--                     84
                       Other Than Investments in
                       Related Parties
     II                Condensed Financial                          85-87
                       Information of Registrant
     IV                Reinsurance                                  88

The report of the Registrant's independent auditors with respect to the above listed financial statement schedules is set forth on page 83 of this Report.

All other schedules are omitted because they are either inapplicable or the required information is presented in the consolidated financial statements of the Company or the notes thereto.

            3.    Exhibits.

            The following are annexed as exhibits to this Report:

Exhibit
No.               Description
---               -----------
3.1               Amended and Restated Certificate of Incorporation.(1)
3.2               Amended and Restated Bylaws.(1)
4                 Specimen Common Stock Certificate.(1)
10.1              Service Agreement dated as of June 25, 1992 between CapMAC and
                  CapMAC Management Services Corporation (predecessor to CFS).*
10.2              Credit Agreement as amended, dated as of June 25, 1992 by and among CapMAC, Bank of Montreal, individually and as agent, and the banks from time to time party thereto.*
10.3              Stockholder Agreement dated as of June 9, 1992 among CapMAC
                      Acquisition Corp. (predecessor corporation to Holdings) and each of the Shareholders listed on Schedule A attached thereto, together with Amendments No. 1 and No. 2.*
10.4              Stop Loss Reinsurance Agreement dated June 25, 1992 between
                      CapMAC and Winterthur Swiss Reinsurance Company.*
10.5              Note Purchase Agreement dated as of December 15, 1992 between
                      CapMAC Holdings Inc. and the Purchasers listed on Annex 1 attached thereto.*
10.6              Subscription Agreement dated as of June 30, 1995 between Orix
                      USA Corporation and Holdings.*
10.7              Employment Agreement dated as of June 25, 1992 between CapMAC
                  Acquisition Corp. and John B. Caouette.* +
10.8              Employment Agreement dated as of June 25, 1992 between CapMAC
                  Acquisition Corp. and Michael L. Hein.* +
10.9              [Intentionally omitted]
10.10             Employment Agreement dated as of June 25, 1992 between CapMAC
                  Acquisition Corp. and Charles Jackson Lester.* +
10.11             Employment Agreement dated as of June 25, 1992 between CapMAC
                  Acquisition Corp. and C. Thomas Meyers.* +
10.12             Employment Agreement dated as of June 25, 1992 between CapMAC
                  Acquisition Corp. and Paul V. Palmer.* +
10.13             Employment Agreement dated as of June 25, 1992 between CapMAC
                  Acquisition Corp. and Joyce S. Richardson.* +
10.14             Employment Agreement dated as of June 25, 1992 between CapMAC
                  Acquisition Corp. and Ram D. Wertheim.* +
10.15             1992 Stock Option Plan of Holdings.* +
10.16             1994 Stock Option Plan of Holdings.* +
10.17             Omnibus Stock Incentive Plan.* +
10.18             CapMAC Employee Stock Ownership Plan.* +
10.19             CapMAC Employee Stock Ownership Plan Trust Agreement.* +
10.20             ESOP Loan Agreement by and between CapMAC Acquisition Corp.
                      (predecessor corporation to Holdings) and the ESOP Trust dated as of June 25, 1992.* +

10.21             Supplemental Executive Retirement Plan.* +
10.22             Subscription Agreement dated as of November 27, 1995, between
                      CapMAC Holdings Inc. and Centre Reinsurance Limited.*
10.23             Promissory Note of John B. Caouette dated April 24, 1996.(2) +
10.24             Stop Loss Reinsurance Agreement dated December 1, 1995 between
                      CapMAC and Mitsui Marine & Fire Insurance Co., Ltd.*
10.25             Amendment No. 3 to Stockholder Agreement dated as of June 9,
                      1992.(2)
10.26             Letter Agreement dated January 1, 1996 between CapMAC Holdings
                      Inc. and Winterthur Swiss Insurance Company terminating Consumer Product and Trade Receivables Quota Share Reinsurance Treaty, Quota Share Reinsurance Agreement and Facultative Reinsurance Agreements.(1)
10.27             Letter dated November 30, 1995 from CapMAC to Winterthur Swiss
                      Insurance Company terminating the Stop Loss Reinsurance Agreement.(1)
10.28             Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between John B. Caouette and Holdings.(1) +
10.29             Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between Michael L. Hein and Holdings.(1) +
10.30.            [Intentionally omitted]
10.31             Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between Charles Jackson Lester and Holdings.(1) +
10.32             Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between C. Thomas Meyers and Holdings.(1) +
10.33             Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between Paul V. Palmer and Holdings.(1) +
10.34             Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between Joyce S. Richardson and Holdings.(1) +
10.35             Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between Ram D. Wertheim and Holdings.(1) +
10.36             Promissory Note of Ram D. Wertheim dated May 13, 1996.(2) +
10.37             Promissory Note of Paul V. Palmer dated May 13, 1996.(2) +
10.38             Fifth Amendment dated July 30, 1996 and Sixth Amendment dated
                      September 25, 1996 to Credit Agreement, dated June 25, 1992, among CapMAC, Bank of Montreal individually and as agent, and the banks from time to time party thereto.(3)
10.39             Amended and Restated Stop Loss Reinsurance Agreement effective
                      January 1, 1997 between CapMAC and Mitsui Marine and Fire Insurance Co., Ltd. #
10.40             Stop Loss Reinsurance Agreement effective January 1, 1997
                      between CapMAC and
                      Munchener-Ruckverischerungs-Gesellschaft. #
10.41             Stop Loss Reinsurance Agreement effective January 1, 1997
                      between CapMAC and AXA Re Finance S.A. #
10.42             Reinsurance Agreement effective May 15, 1996 between CapMAC and CapMAC Assurance S.A.
10.43             Promissory Note of Paul V. Palmer dated January 13, 1997. +
11                Computation of Earnings Per Share Assuming Full Dilution.
21                Subsidiaries of Registrant.
23.1              Consent of KPMG Peat Marwick LLP
24                Powers of Attorney of Directors.
27                Financial Data Schedule.
28                Information from reports furnished to state insurance
                      regulatory authorities of SEC Item 601(b)(28).(4)
99                Capital Markets Assurance Corporation 1996 Financial
                      Statements and Report of Independent Accountants.
99(A)             Press Release of Holdings dated March 20, 1997.

----------

* Previously filed as an exhibit, under the same exhibit number, to the Company's Registration Statement on Form S-1 (Reg. No. 33-98254), as such Registration Statement has been amended, and incorporated herein by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to item 14(c).

# Confidential treatment has been granted or requested for certain portions of this document.

(1) Previously filed as an exhibit, under the same exhibit number, to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(2) Previously filed as an exhibit, under the same exhibit number, to the Company's Registration Statement on Form S-1 (Reg. No. 333-05211), as such Registration Statement has been amended, and incorporated herein by reference.

(3) Previously filed as an exhibit, under the same exhibit number, to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(4) Previously filed as an exhibit, under exhibit number 28.1, to the Company's Registration Statement on Form S-8 (Registration No. 333-05429) and incorporated herein by reference.

      (b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 27, 1997.


                                   CAPMAC HOLDINGS INC.

                                   By /s/ John B. Caouette
                                      --------------------------------------
                                               John B. Caouette
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities indicated on March 27, 1997.


      Signature                                   Title
      ---------                                   -----

                                       Chairman of the Board of Directors,
/s/ John B. Caouette                  President and Chief Executive Officer
--------------------------                (Principal Executive Officer)
    John B. Caouette


/s/ Paul V. Palmer                    Managing Director and Chief Financial
--------------------------            Officer (Principal Financial Officer)
    Paul V. Palmer


/s/ Gerard Edward Murray
--------------------------          Controller (Principal Accounting Officer)
    Gerard Edward Murray


           *
--------------------------
     Bryan A. Bowers                              Director


           *
--------------------------
      Todd G. Cole                                Director


           *
--------------------------
 Charles P. Durkin, Jr.                           Director


           *
--------------------------
      David Elliman                               Director


           *
--------------------------
    Stephen L. Green                              Director

      Signature                                   Title
      ---------                                   -----


           *
--------------------------
    Michael J. Horgan                             Director


           *
--------------------------
 George Merritt Jenkins                           Director


           *
--------------------------
     James H. Laird                               Director


__________________________
 Dr. Rosita Leong, M.D.                           Director


           *
--------------------------
      Robert Model                                Director


           *
--------------------------
         Lief H. Olsen                            Director


           *
--------------------------
     Arthur S. Penn                               Director


           *
--------------------------
     Homer McK. Rees                              Director


           *
__________________________
    Doren W. Russler                              Director


           *
--------------------------
       Akira Seko                                 Director


           *
--------------------------
      John T. Shea                                Director


    /s/ Richard Yancey
--------------------------
        Richard Yancey                            Director

By: /s/ John B. Caouette
--------------------------
        John B. Caouette
        Attorney-in-fact

                          Independent Auditors' Report

The Board of Directors
CapMAC Holdings Inc.:

Under the date of January 29, 1997, we reported on the consolidated balance sheets of CapMAC Holdings Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 as included in the 1996 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             KPMG PEAT MARWICK LLP


New York, New York
January 29, 1997

                      CapMAC Holdings Inc. and Subsidiaries
                       Schedule I - Summary of Investments
                    Other Than Investments in Related Parties
                                December 31, 1996
                             (Dollars in thousands)

                                                                 Amount at which
                                                     Estimated    shown in the
Type of Investment                   Amortized Cost  Fair Value   balance sheet
--------------------------------------------------------------------------------
U.S. Treasury obligations                $  4,059        4,069          4,069
Mortgage-backed securities of U.S.
government instrumentalities and
agencies                                  127,484      126,690        126,690
Obligations of states, municipalities
and political subdivisions                177,811      181,858        181,858
Corporate, asset-backed securities
and other securities                       26,682       26,557         26,557
--------------------------------------------------------------------------------
   Total                                 $336,036      339,174        339,174
================================================================================

                      CapMAC Holdings Inc. and Subsidiaries
                  Schedule II - Condensed Financial Information
                       of Registrant (Parent Company Only)
                            Condensed Balance Sheets
                    (Dollars in thousands, except share data)

                                     ASSETS

                                                                       December 31, 1996   December 31, 1995
------------------------------------------------------------------------------------------------------------
Investments:
Bonds at fair value (amortized cost $7,423 at December 31, 1996)               $   7,529                   -
Short-term investments (at amortized cost which approximates fair
value)                                                                             9,660               8,984
Investment in affiliates                                                           1,439               1,339
------------------------------------------------------------------------------------------------------------
   Total investments                                                              18,628              10,323
------------------------------------------------------------------------------------------------------------
Cash                                                                                 205                 187
Investments in subsidiaries                                                      304,926             290,089
Deferred income taxes                                                              4,116                 491
Other assets                                                                       8,673               2,540
------------------------------------------------------------------------------------------------------------
   Total assets                                                                $ 336,548             303,630
============================================================================================================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and other accrued expenses                                    $  11,161              12,111
Senior notes                                                                      15,000              15,000
------------------------------------------------------------------------------------------------------------
   Total liabilities                                                              26,161              27,111
------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock - $0.01 par value per share; 20,000,000 shares are
authorized; none outstanding at December 31, 1996 and 1995                             -                   -

Common stock - $0.01 par value per share; 50,000,000 shares are authorized; 16,425,324 and 15,966,032 shares issued December
31, 1996 and 1995; 16,425,274 and 15,965,995 shares
outstanding at December 31, 1996 and 1995                                            164                 160
Additional paid-in capital                                                       226,428             223,400
Unrealized (depreciation) appreciation on investments, net of tax                   (71)               2,443
Retained earnings                                                                 89,310              57,029
Unallocated ESOP shares                                                           (5,430)             (6,497
Cumulative translation adjustment, net of tax                                        (14)                (16)
------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                    310,387             276,519
------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                  $ 336,548             303,630
============================================================================================================

                      CapMAC Holdings Inc. and Subsidiaries
                  Schedule II - Condensed Financial Information
                       Of Registrant (Parent Company Only)
            Condensed Statements of Operations and Retained Earnings
                             (Dollars in thousands)

                                                    Year Ended            Year Ended            Year Ended
                                             December 31, 1996     December 31, 1995      December 31,1994
----------------------------------------------------------------------------------------------------------
Revenues:
Net investment income                                $     862                   278                    67
Net realized losses                                     (2,039)                  (10)                  (50)
Other income from subsidiaries                             519                   626                     -
Other income                                                17                     -                     -
----------------------------------------------------------------------------------------------------------
     Total revenues                                       (641)                  894                    17
----------------------------------------------------------------------------------------------------------
Expenses:
Interest expense                                         1,203                 1,203                 1,203
Operating expenses                                       2,149                   497                   175
----------------------------------------------------------------------------------------------------------
     Total expenses                                      3,352                 1,700                 1,378
----------------------------------------------------------------------------------------------------------
Loss before income taxes and equity
in undistributed net income of
subsidiaries                                            (3,993)                 (806)               (1,361)
     Income tax (benefit) expense                       (1,885)                  192                  (471)
----------------------------------------------------------------------------------------------------------
Loss before equity in undistributed net
income of subsidiaries                                  (2,108)                 (998)                 (890)
----------------------------------------------------------------------------------------------------------
Equity in undistributed net income
of subsidiaries                                         35,676                24,526                17,956
----------------------------------------------------------------------------------------------------------
Net Income                                              33,568                23,528                17,066
Retained earnings at beginning of
period                                                  57,029                33,501                16,435
Dividends declared                                      (1,287)                    -                     -
----------------------------------------------------------------------------------------------------------
Retained earnings at end of period                   $  89,310                57,029                33,501
==========================================================================================================

                      CapMAC Holdings Inc. and Subsidiaries
                  Schedule II - Condensed Financial Information
                       Of Registrant (Parent Company Only)
                       Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                     Year Ended           Year Ended           Year Ended
                                              December 31, 1996    December 31, 1995    December 31, 1994
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                             $ 33,568               23,528               17,066
---------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to
net cash provided (used) by operating
activities:
Equity in undistributed net income of
subsidiaries                                            (35,676)             (24,526)             (17,956)
(Decrease) increase in income taxes
payable                                                  (3,996)                 170                 (389)
Net realized capital loss                                 2,039                   10                   50
Other, net                                               (9,194)              10,326                   (7)
---------------------------------------------------------------------------------------------------------
Total adjustments                                       (46,827)             (14,020)             (18,302)
---------------------------------------------------------------------------------------------------------
   Net cash (used) provided by operating
   activities                                           (13,259)               9,508               (1,236)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of investments                                (16,926)              (8,897)              (1,795)
Purchases of investment in affiliates                         -               (1,350)                   -
Proceeds from sales of investments                            -                1,414                1,642
Proceeds from maturities of investments                   9,083                  713                  130
---------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                 (7,843)              (8,120)                 (23)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Allocation of ESOP                                        1,067                  672                1,308
Net proceeds from sale of common stock                        -               63,699                    -
Proceeds from sale of stock in
CapMAC Asia                                               1,892                    -                    -
Dividends paid                                           (1,287)                   -                    -
Investment in subsidiaries                               (1,210)             (70,131)                   -
Dividend from subsidiary                                 21,500                4,500                    -
Exercise of stock options                                 1,980                    -                    -
Other, net                                               (2,822)                   -                    -
---------------------------------------------------------------------------------------------------------
   Net cash provided (used) by financing
   activities                                            21,120               (1,260)               1,308
---------------------------------------------------------------------------------------------------------
Net increase in cash                                         18                  128                   49
Cash at beginning of year                                   187                   59                   10
---------------------------------------------------------------------------------------------------------
   Cash at end of year                                 $    205                  187                   59
---------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow
information:
Cash paid during year for:
Income taxes                                           $ 13,570                7,106                2,345
Interest                                               $  1,128                1,128                1,128
Cash received during the year for:
Income taxes                                           $  9,775                6,415                2,455
=========================================================================================================

                      CapMAC Holdings Inc. and Subsidiaries
                            Schedule IV- Reinsurance
                    (Dollars in thousands except percentages)

                                                                                   Percentage of
                                              Ceded to     Assumed                    Amount
                                  Gross        Other      from Other    Net          Assumed
Insurance Premiums Written        Amount      Companies   Companies    Amount         to Net
----------------------------      -------     ---------   ---------    -------     -------------
Year ended December 31, 1994      $43,598     $11,069      $1,064      $33,593        3.17%
Year ended December 31, 1995      $56,541     $15,992      $  935      $41,484        2.25%
Year ended December 31, 1996      $71,752     $15,104      $1,086      $57,734        1.88%

                                INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------

3.1               Amended and Restated Certificate of Incorporation.(1)

3.2               Amended and Restated Bylaws.(1)

4                 Specimen Common Stock Certificate.(1)

10.1 Service Agreement dated as of June 25, 1992 between CapMAC and CapMAC Management Services Corporation (predecessor to CFS).*

10.2 Credit Agreement as amended, dated as of June 25, 1992 by and among CapMAC, Bank of Montreal, individually and as agent, and the banks from time to time party thereto.*

10.3 Stockholder Agreement dated as of June 9, 1992 among CapMAC Acquisition Corp. (predecessor corporation to Holdings) and each of the Shareholders listed on Schedule A attached thereto, together with Amendments No. 1 and No. 2.*

10.4 Stop Loss Reinsurance Agreement dated June 25, 1992 between CapMAC and Winterthur Swiss Reinsurance Company.*

10.5 Note Purchase Agreement dated as of December 15, 1992 between CapMAC Holdings Inc. and the Purchasers listed on Annex 1 attached thereto.*

10.6 Subscription Agreement dated as of June 30, 1995 between Orix USA Corporation and Holdings.*

10.7 Employment Agreement dated as of June 25, 1992 between CapMAC Acquisition Corp. and John B. Caouette.* +

10.8 Employment Agreement dated as of June 25, 1992 between CapMAC Acquisition Corp. and Michael L. Hein.* +

10.9              [Intentionally omitted]

10.10 Employment Agreement dated as of June 25, 1992 between CapMAC Acquisition Corp. and Charles Jackson Lester.* +

10.11 Employment Agreement dated as of June 25, 1992 between CapMAC Acquisition Corp. and C. Thomas Meyers.* +

10.12 Employment Agreement dated as of June 25, 1992 between CapMAC Acquisition Corp. and Paul V. Palmer.* +

10.13 Employment Agreement dated as of June 25, 1992 between CapMAC Acquisition Corp. and Joyce S. Richardson.* +

10.14 Employment Agreement dated as of June 25, 1992 between CapMAC Acquisition Corp. and Ram D. Wertheim.* +

10.15             1992 Stock Option Plan of Holdings.* +

10.16             1994 Stock Option Plan of Holdings.* +

10.17             Omnibus Stock Incentive Plan.* +

10.18             CapMAC Employee Stock Ownership Plan.* +

10.19             CapMAC Employee Stock Ownership Plan Trust Agreement.* +

10.20             ESOP Loan Agreement by and between CapMAC Acquisition Corp.
                  (predecessor corporation to Holdings) and the ESOP Trust dated as of June 25, 1992.* +

10.21             Supplemental Executive Retirement Plan.* +

10.22 Subscription Agreement dated as of November 27, 1995, between CapMAC Holdings Inc. and Centre Reinsurance Limited.*

10.23             Promissory Note of John B. Caouette dated April 24, 1996.(2)+

10.24 Stop Loss Reinsurance Agreement dated December 1, 1995 between CapMAC and Mitsui Marine & Fire Insurance Co., Ltd.*

10.25             Amendment No. 3 to Stockholder Agreement dated as of June 9,
                  1992.(2)

10.26 Letter Agreement dated January 1, 1996 between CapMAC Holdings Inc. and Winterthur Swiss Insurance Company terminating Consumer Product and Trade Receivables Quota Share Reinsurance Treaty, Quota Share Reinsurance Agreement and Facultative Reinsurance Agreements.(1)

10.27 Letter dated November 30, 1995 from CapMAC to Winterthur Swiss Insurance Company terminating the Stop Loss Reinsurance Agreement.(1)

10.28 Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between John B. Caouette and Holdings.(1)
                  +

10.29 Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between Michael L. Hein and Holdings.(1) +

10.30.            [Intentionally omitted]

10.31 Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between Charles Jackson Lester and Holdings.(1) +

10.32 Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between C. Thomas Meyers and Holdings.(1)
                  +

10.33 Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between Paul V. Palmer and Holdings.(1) +

10.34 Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between Joyce S. Richardson and Holdings.(1) +

10.35 Deferred Compensation and Restricted Stock Agreement dated as of December 7, 1995 between Ram D. Wertheim and Holdings.(1) +

10.36             Promissory Note of Ram D. Wertheim dated May 13, 1996.(2) +

10.37             Promissory Note of Paul V. Palmer dated May 13, 1996.(2) +

10.38 Fifth Amendment dated July 30, 1996 and Sixth Amendment dated September 25, 1996 to Credit Agreement, dated June 25, 1992, among CapMAC, Bank of Montreal individually and as agent, and the banks from time to time party thereto.(3)

10.39 Amended and Restated Stop Loss Reinsurance Agreement effective January 1, 1997 between CapMAC and Mitsui Marine and Fire Insurance Co., Ltd. #

10.40 Stop Loss Reinsurance Agreement effective January 1, 1997 between CapMAC and Munchener-Ruckverischerungs-Gesellschaft. #

10.41 Stop Loss Reinsurance Agreement effective January 1, 1997 between CapMAC and AXA Re Finance S.A. #

10.42 Reinsurance Agreement effective as of May 15, 1996 between CapMAC and CapMAC Assurance, S.A.

10.43             Promissory Note of Paul V. Palmer dated January 13, 1997.

11                Computation of Earnings Per Share Assuming Full Dilution.

21                Subsidiaries of Registrant.

23.1              Consent of KPMG Peat Marwick LLP.

24                Powers of Attorney of Directors.

27                Financial Data Schedule


28 Information from reports furnished to state insurance regulatory authorities of SEC Item 601(b)(28).(4)

99 Capital Markets Assurance Corporation 1996 Financial Statements and Report of Independent Accountants.

99(A)             Press release of Holdings dated March 20, 1997.

----------

* Previously filed as an exhibit, under the same exhibit number, to the Company's Registration Statement on Form S-1 (Reg. No. 33-98254), as such Registration Statement has been amended, and incorporated herein by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to item 14(c).

# Confidential treatment has been granted or requested for certain portions of this document.

(1) Previously filed as an exhibit, under the same exhibit number, to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(2) Previously filed as an exhibit, under the same exhibit number, to the Company's Registration Statement on Form S-1 (Reg. No. 333-05211), as such Registration Statement has been amended, and incorporated herein by reference.

(3) Previously filed as an exhibit, under the same exhibit number, to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(4) Previously filed as an exhibit, under exhibit number 28.1, to the Company's Registration Statement on Form S-8 (Registration No. 333-05429) and incorporated herein by reference.