Form 10-Q
period 1997-03-31
CAPMAC HOLDINGS INC
filed 1997-05-14
CIK 889906

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-14096


                              CapMAC Holdings Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                        13-3670828
    (State of Incorporation)                   (IRS employer identification no.)

       885 Third Avenue
    New York, New York 10022
(Address of principal executive offices)

                                 (212) 755-1155
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        As of April 30, 1997, 17,268,704 shares (net of treasury shares) of Common Stock, par value $0.01 per share of the Registrant were outstanding.




                               Page 1 of 26 Pages
                          Index to Exhibits on Page 17

CapMAC Holdings Inc. and Subsidiaries

INDEX

PART I            FINANCIAL INFORMATION                                     PAGE

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets - March 31, 1997
            and December 31, 1996.............................................4

            Consolidated Statements of Income - three months ended
            March 31, 1997 and March 31, 1996.................................5

            Consolidated Statements of Stockholders' Equity  - three months ended March 31, 1997..............................................6

            Consolidated Statements of Cash Flows - three months
            ended March 31, 1997 and March 31, 1996...........................7

            Notes to Consolidated Financial Statements........................8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................9


PART II  OTHER INFORMATION, AS APPLICABLE

Item 2.  Changes in Securities...............................................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

SIGNATURES     ..............................................................16

INDEX TO EXHIBITS............................................................17


Part I    -  Financial Information

Item 1    -  Financial Statements of CapMAC Holdings Inc. and Subsidiaries.

                      CapMAC HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                   (Unaudited)


                                    CapMAC Holdings Inc. and Subsidiaries
                                         Consolidated Balance Sheets
                                           (Dollars in thousands)

                                                    ASSETS

                                                                               March 31,1997        December 31,1996
                                                                                 (Unaudited)

Investments:
Bonds at fair value (amortized cost $285,092 at March 31, 1997
and $302,284 at December 31, 1996)                                              $    281,530       $    305,422
Short-term investments (at amortized cost which approximates fair
value)                                                                                55,964             33,752
Common stock                                                                             471                  -
Investment in affiliates                                                              35,724             34,886
   Total investments                                                                 373,689            374,060
-------------------------------------------------------------------------------------------------------------------
Cash                                                                                  10,763                966
Accrued investment income                                                              3,110              3,847
Deferred acquisition costs                                                            48,442             45,380
Premiums receivable                                                                    4,788              5,141
Prepaid reinsurance                                                                   18,703             18,489
Other assets                                                                           8,816              9,351
   Total assets                                                                 $    468,311       $    457,234
===================================================================================================================
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Unearned premiums                                                               $     68,838       $     68,262
Reserve for losses and loss adjustment expenses                                       12,528             10,985
Ceded reinsurance                                                                      2,163              1,738
Accounts payable and other accrued expenses                                           19,895             15,274
Senior notes                                                                          15,000             15,000
Current income taxes                                                                   4,470              2,890
Deferred income taxes                                                                  7,694              9,590
   Total liabilities                                                                 130,588            123,739
Minority Interest                                                                     23,362             23,108
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock - $0.01 par value per share;  20,000,000  shares are authorized;
none outstanding at March 31, 1997 and December
31, 1996                                                                                   -                  -
Common Stock - $0.01 par value per share; 50,000,000 shares are authorized;  16,543,101 and 16,425,324 shares issued March 31, 1997 and December
31, 1996; 16,543,029 and 16,425,274 shares
outstanding at March 31, 1997 and December 31, 1996                                      165                164
Additional paid-in capital                                                           227,273            226,428
Unrealized depreciation on investments, net of tax                                    (2,316)               (71)
Retained earnings                                                                     94,393             89,310
Unallocated ESOP shares                                                               (5,138)            (5,430)
Cumulative translation adjustment, net of tax                                            (14)               (14)
Treasury stock                                                                            (2)                 -
   Total stockholders' equity                                                        314,361            310,387
-------------------------------------------------------------------------------------------------------------------
   Total liabilities, minority interest,  and stockholders' equity              $    468,311       $    457,234
===================================================================================================================
          See accompanying notes to consolidated financial statements.
                                       4


                                       CapMAC Holdings Inc. and Subsidiaries
                                         Consolidated Statements of Income
                                                     (Unaudited)
                                               (Dollars in thousands)



                                                                 Three Months Ended      Three Months Ended
                                                                   March 31, 1997           March 31, 1996
Revenues:
Direct premiums written                                                $   16,454            $    14,155
Assumed premiums written                                                      261                    874
Ceded premiums written                                                     (4,349)                (1,910)
-----------------------------------------------------------------------------------------------------------
   Net premiums written                                                    12,366                 13,119
Increase in unearned premiums                                                (363)                (4,291)
-----------------------------------------------------------------------------------------------------------
   Net premiums earned                                                     12,003                  8,828
Advisory and other fees                                                     3,373                  9,872
Net investment income                                                       5,249                  4,111
Net realized capital (losses) gains                                        (1,715)                   149
Other income                                                                   27                     56
-----------------------------------------------------------------------------------------------------------
   Total revenues                                                          18,937                 23,016
-----------------------------------------------------------------------------------------------------------
Expenses:
Losses and loss adjustment expenses                                         1,543                  1,075
Underwriting and operating expenses                                         7,217                  4,838
Policy acquisition costs                                                    2,581                  2,064
Interest expense                                                              301                    301
-----------------------------------------------------------------------------------------------------------
   Total expenses                                                          11,642                  8,278
-----------------------------------------------------------------------------------------------------------
   Income before income taxes and minority interest                         7,295                 14,738
-----------------------------------------------------------------------------------------------------------
Income Taxes:
Current income tax                                                          2,354                  3,899
Deferred income tax                                                          (632)                   987
   Total income taxes                                                       1,722                  4,886
-----------------------------------------------------------------------------------------------------------
   Income before minority interest                                          5,573                  9,852
-----------------------------------------------------------------------------------------------------------
   Minority interest                                                         (161)                    48
-----------------------------------------------------------------------------------------------------------
   Net Income                                                          $    5,412            $     9,900
===========================================================================================================
Primary earnings per share                                             $     0.30            $      0.57
Fully diluted earnings per share                                       $     0.30            $      0.57
-----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
                                       5


                      CapMAC Holdings Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)


                                                             Three Months Ended
                                                                 March 31, 1997
Common stock:
Balance at beginning of period                                     $        164
Common stock issued                                                           1
-------------------------------------------------------------------------------
   Balance at end of period                                                 165
-------------------------------------------------------------------------------
Additional paid-in capital:
Balance at beginning of period                                          226,428
Issuance of common stock                                                    845
-------------------------------------------------------------------------------
   Balance at end of period                                             227,273
-------------------------------------------------------------------------------
Unrealized depreciation on investments, net of tax:
Balance at beginning of period                                             (71)
Unrealized depreciation on investments                                  (2,245)
   Balance at end of period                                             (2,316)
-------------------------------------------------------------------------------
Retained earnings:
Balance at beginning of period                                           89,310
Net income                                                                5,412
Dividends declared - $.02 per share                                       (329)
   Balance at end of period                                              94,393
-------------------------------------------------------------------------------
Unallocated ESOP shares:
Balance at beginning of period                                          (5,430)
Allocation of ESOP shares                                                   292
   Balance at end of period                                             (5,138)
-------------------------------------------------------------------------------
Cumulative translation adjustment, net of tax:
Balance at beginning of period                                             (14)
Translation adjustment                                                        -
   Balance at end of period                                                (14)
-------------------------------------------------------------------------------
Treasury stock:
Balance at beginning of period                                                -
Treasury shares acquired                                                    (2)
    Balance at end of period                                                (2)
-------------------------------------------------------------------------------
Total stockholders' equity                                         $    314,361
===============================================================================

          See accompanying notes to consolidated financial statements.
                                       6


                     CapMAC Holdings Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three Months Ended      Three Months Ended
                                                              March 31, 1997          March 31, 1996
Cash flows from operating activities:
Net income                                                       $     5,412           $    9,900
-----------------------------------------------------------------------------------------------------
Adjustments  to reconcile  net income to net cash  provided
(used) by operating activities:
   Reserve for losses and loss adjustment expenses                     1,543                  713
   Unearned premiums, net                                                576                4,499
   Deferred acquisition costs                                         (3,062)              (2,397)
   Premiums receivable                                                   353                   77
   Accrued investment income                                             737                 (220)
   Income taxes payable                                                1,196                3,217
   Net realized capital losses (gains)                                 1,715                 (149)
   Accounts payable and other accrued expenses                         4,621                1,537
   Prepaid reinsurance                                                  (214)                (208)
   Other, net                                                           (102)                 277
         Total adjustments                                             7,363                7,346
----------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                          12,775               17,246
Cash flows from investing activities:
Cash flows from investing activities:
Purchases of investments                                             (91,936)            (108,578)
Purchases of investments in affiliates                                     -               (3,333)
Proceeds from sale of investments                                     58,658                6,158
Proceeds from maturities of investments                               29,739               86,281
   Net cash used in investing activities                              (3,539)             (19,472)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Cash flows from financing activities:
Allocation of ESOP shares                                                292                  270
Minority interest capital contribution to CapMAC Asia                      -                2,151
Dividends paid                                                          (329)                (319)
Exercise of stock options                                                598                    -
   Net cash provided by financing activities                             561                2,102
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        9,797                 (124)
Cash balance at beginning of period                                      966                1,033

   Cash balance at end of period                                 $    10,763           $      909
====================================================================================================
Supplemental disclosures of cash flow information:
Income taxes paid                                                $       563           $    1,655
====================================================================================================

                See accompanying notes to consolidated financial statements.
                                       7

                      CapMAC Holdings Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1997

1.       Organization  and Ownership
          CapMAC Holdings Inc. ("Holdings" or the "Company"), a Delaware corporation, is the sole stockholder of Capital Markets Assurance Corporation ("CapMAC"), CapMAC Financial Services, Inc. ("CFS"), and CapMAC Investment Management, Inc. CapMAC Financial Services (Europe) Ltd. is a subsidiary of CFS, and CapMAC Assurance, S.A. is a subsidiary of CapMAC. Holdings is also a lead investor in CapMAC Asia Ltd.

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

2.       Basis of Presentation
         The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited financial statements of CapMAC Holdings Inc. and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997.

3.       Reclassifications
         Certain prior period balances have been reclassified to conform to the current period presentation.

4.       Recent Accounting Pronouncement
         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, ("APB Opinion No. 15"), and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of earnings per share. It requires dual presentation of "basic earnings per share" and "diluted earnings per share" as defined. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period earnings per share data presented shall be restated to conform with Statement 128.

         Under APB Opinion No. 15, the Company's primary and fully diluted earnings per share amounts are $.30 and $.57 per share for the three-month periods ended March 31, 1997 and 1996, respectively. The basic earnings per share amounts, as computed under Statement 128, are expected to be approximately $.34 and $.64 per share for the three-month periods ended March 31, 1997 and 1996, respectively. The Company anticipates the adoption of Statement 128 will result in the presentation of diluted earnings per share amounts which will not materially differ from the fully diluted amounts previously presented under APB Opinion No. 15.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

CapMAC Holdings Inc. ("Holdings" or the "Company"), a Delaware corporation, is the sole stockholder of Capital Markets Assurance Corporation ("CapMAC"), CapMAC Financial Services Inc. ("CFS"), and CapMAC Investment Management, Inc ("CIM"). CapMAC Assurance, S.A. is a subsidiary of Capital Markets Assurance Corporation, and CapMAC Financial Services (Europe) Limited ("CFS (Europe)") is a subsidiary of CFS. The Company is also a lead investor in CapMAC Asia Ltd. ("CapMAC Asia").

Results of Operations

Quarter Ended March 31, 1997 versus Quarter Ended March 31, 1996

The Company reported net income of $5.4 million and primary and fully diluted earnings per share ("EPS") of $0.30 during the first quarter of 1997. Although the Company recorded growth in net premiums earned and business written during the current quarter, lower advisory fees and net realized capital losses resulted in a decline in net income of 45% from $9.9 million or $0.57 per share on a primary and fully diluted basis in the first quarter of 1996. Operating earnings, which the Company defines as net income less the effect of net realized gains and losses, were $6.6 million, or $0.36 per share, down from the record $9.8 million, or $0.56 per share, earned in the first quarter of 1996. The decline in operating earnings was attributable to lower advisory fees earned during the current quarter. As advisory fees are generally earned upon closing certain transactions that involve significant structuring and advisory services, the timing and number of transactions generating fees as well as the amount of such fees may result in significant fluctuations in revenues attributable to such fees from period to period.

Total revenues during the first quarter of 1997 were $18.9 million, a decrease of 18% from $23.0 million during the first quarter of 1996. This decrease was primarily due to lower advisory fees and net realized capital losses, offset partially by higher premiums earned and net investment income.

For the first quarter of 1997, gross premiums written were $16.7 million, an increase of 11% from $15.0 million for the same period in 1996. This increase was principally due to $1.9 million of premiums written with respect to domestic consumer transactions, $0.9 million of premiums written with respect to domestic corporate transactions, $0.8 million of premiums with respect to municipal transactions, offset by lower premiums written with respect to the international business of $1.9 million. However, the amount of premiums ceded to reinsurers increased from $1.9 million during the first quarter of 1996 to $4.3 million in the first quarter of 1997. On January 1, 1996 CapMAC reassumed the liability for all policies previously reinsured by Winterthur Swiss Insurance Company ("Winterthur"). As a result, CapMAC reassumed approximately $1.4 billion of principal reinsured by Winterthur as of December 31, 1995. In connection with this reassumption of liability, Winterthur commuted and returned unearned premiums, net of ceding commission and Federal excise tax of $2.0 million which reduced the amounts ceded to reinsurers in the first quarter of 1996. Net premiums earned were $12.0 million for the first quarter of 1997, an increase of 36% from $8.8 million for the corresponding period in 1996.

     CapMAC collects premiums primarily on an installment basis over the term of an insurance policy and, to a lesser extent, on a one-time, up-front basis at the time an insurance policy is issued. Due to the annuity nature of premium income, CapMAC has an embedded future revenue stream which will be collected and recognized as revenue not only in the year an insurance policy is issued, but over the full term such policy is outstanding. CapMAC reflects a relatively small portion of the expected future revenue on the business written in the current period as premium earnings in the same period. To measure the amount of business written in a period, the Company also tracks the total estimated present value of future revenues ("PFR"), which includes premiums (net of ceded premiums) and ceding commission income expected to be contractually due to or to be earned by CapMAC in the future under outstanding policies. The amount of PFR generated in any given period is based on the weighted average life of the guarantees issued during the period and the net premium and ceding commissions expected to be earned with respect to such guarantees, whereas "gross par written" is based on the principal amount of guarantees issued and aggregate program limits with respect to commercial paper conduit transactions. Accordingly, an increase or decrease in PFR may not proportionately correspond with an increase or decrease in gross par written.

Business originated or renewed in the first quarter of 1997 was estimated to generate $22.2 million of PFR, an increase of 69% over the same period in 1996 due to higher net premium and ceding commission obtained primarily from certain corporate asset-backed transactions. Correspondingly, gross par written increased from $1.3 billion in the first quarter of 1996 to $3.3 billion in the first quarter of 1997, representing an increase of 150%. At March 31, 1997, CapMAC had 614 policies outstanding which are expected to generate $254.3 million of PFR, up approximately 9% from $232.7 million at December 31, 1996 relating to 607 policies outstanding at such date. The discount rate used for purposes of the PFR calculation was 7% for the first quarters of 1997 and 1996.

At March 31, 1997, net par insured and outstanding was $20.2 billion, up 3% from $19.7 billion at December 31, 1996. The remaining weighted average life of the insured portfolio was estimated to be 6.6 years at March 31, 1997 and 6.4 years at December 31, 1996.

Advisory and other fees decreased 66% from $9.9 million in the first quarter of 1996 to $3.4 million in the first quarter of 1997. Advisory fees are received by CFS in relation to the closing of transactions which involve significant advisory and structuring services provided by CFS. Fees collected for such services amounted to $1.3 million in the first quarter of 1997, compared to $9.3 million in the first quarter of 1996. Structured international transactions closed during the first quarter of 1996 attributed to the large amount of advisory fees collected during that period. Advisory fees related to international business were $1.2 million and $9.0 million in the first quarter of 1997 and 1996, respectively. In addition to advisory fees, CFS also collects recurring fees payable on a monthly and quarterly basis ("other fees") primarily related to the administration of third-party owned and managed funding vehicles. The amount related to other fees was $2.1 million in the first quarter of 1997, compared to $0.6 million in the first quarter of 1996, primarily due to the increased utilization of such funding vehicles.

Net investment income was $5.2 million in the first quarter of 1997 and $4.1 million for the corresponding period in 1996. Average assets available for investment increased from $301.0 million at March 31, 1996 to $338.8 million at March 31, 1997. The average annualized pre-tax yield on the investment portfolio increased from 6.9% in the first quarter of 1996 to 7.4% in the first quarter of 1997 due to a higher interest rate environment. The average after-tax yield on the investment portfolio increased from 4.5% in the first quarter of 1996 to 4.8% in the first quarter of 1997. The amount of tax-exempt securities held in the Company's investment portfolio decreased to 47% at March 31, 1997 from 59% at March 31, 1996.

Net realized capital losses were $1.7 million in the first quarter of 1997 compared to net realized capital gains of $0.1 million in the first quarter of 1996. In the first quarter of 1997, the Company recorded a pre-tax capital loss of $3.7 million (in addition to the $2.0 million loss realized in the fourth quarter of 1996) related to Holdings' investment in three derivatives products subsidiaries of The Mutual Life Assurance Company of Canada (such subsidiaries, the "TMG Group"). This represents a partial write-off of the approximately $11 million that Holdings is committed to invest in the TMG Group as of March 31, 1997. Mutual Life Assurance Company of Canada has recapitalized the TMG Group in the first quarter of 1997, which has significantly reduced Holdings' future investment from 17.7% to 7.1% of TMG Group's total capitalization. The effect of the net realized capital losses of $1.7 million was a reduction in fully diluted earnings of $0.06 per share for the first quarter of 1997. While the Company will continue to monitor this investment, and if any further impairment occurs additional write-offs will be taken, the Company is currently in discussions with The Mutual Life Assurance Company of Canada about limiting the Company's commitment to invest in the TMG Group.

Total expenses were $11.6 million in the first quarter of 1997, an increase of 41% from $8.3 million in the first quarter of 1996. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

CapMAC maintains a reserve for losses and loss adjustment expenses which consists of a supplemental loss reserve ("SLR") and, if appropriate, a case basis loss reserve for expected levels of defaults resulting from credit failures on currently insured issues. The SLR is based on estimates of the portion of earned premiums required to cover those claims. A case basis loss reserve is established for insured obligations when, in the judgment of management, a default in the timely payment of debt service is imminent. For defaults considered temporary, a case basis loss reserve is established in an amount equal to the present value of the anticipated defaulted debt service payments over the expected period of default. If the default is judged not to be temporary, the present value of all remaining defaulted debt service payments is recorded as a case basis loss reserve. Anticipated salvage recoveries are considered in establishing case basis loss reserves when such amounts are reasonably estimable. Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses were $1.5 million in the first quarter of 1997 compared to $1.1 million in the first quarter of 1996. Apart from additions to the SLR, the Company incurred no losses in the first quarter of 1997 and the year ended December 31, 1996.

Underwriting and operating expenses were $7.2 million in the first quarter of 1997, a 49% increase from $4.8 million in the first quarter of 1996. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by the deferral to future periods of certain costs related to CapMAC's acquisition of new business ("Deferred Acquisition Costs" or "DAC") and ceding commission income. Gross underwriting and operating expenses were $12.9 million and $9.3 million in the first quarter of 1997 and 1996, respectively. The increase in underwriting and operating expenses was due to increased compensation costs and other operating costs. Staff and benefit-related expenses, including the discretionary bonuses to employees, constituted approximately 75% of gross underwriting and operating expenses in the first quarter of 1997 compared to 73% in the first quarter of 1996. The Company maintains a discretionary bonus plan under which annual bonuses are awarded to employees. As of March 31, 1997 and March 31, 1996, $4.3 million and $2.5 million were accrued, respectively, for payment of bonuses under such plan. Underwriting and operating expenses deferred by CapMAC were $5.6 million and $4.5 million in the first quarter of 1997 and 1996, respectively.

Policy acquisition costs represent the amortization of DAC, which are those expenses incurred by CapMAC in acquiring new business. The increase in policy acquisition costs to $2.6 million in the first quarter of 1997 from $2.1 million in the first quarter of 1996 related to the increase in premiums earned in the corresponding periods. Interest expense related to the senior debt was $0.3 million in the first quarter of 1997 and 1996.

In the first quarter of 1997 and 1996, the Company had net tax expense of $1.7 million and $4.9 million, respectively. The Company's effective tax rate was 24.4% and 33.0% for the first quarter of 1997 and 1996, respectively. The effective tax rates during these periods were lower than the statutory tax rate of 35% in 1997 and 1996 primarily due to tax-exempt interest income from the Company's investment portfolio. In the first quarter of 1997, tax-exempt interest income of $2.4 million represented 34% of earnings before taxes ("EBT") compared to $2.3 million which represented 16% of EBT in the first quarter of the prior year.

Liquidity and Capital Resources

     The Company and Holdings. The operations of the Company are conducted primarily through CapMAC and CFS, wholly owned subsidiaries of Holdings. In addition, the Company anticipates conducting operations through CIM, its investment advisory subsidiary which was capitalized in the first quarter of 1997. The liquidity of Holdings both on a short-term (less than twelve months) and long-term (twelve months or longer) basis will be dependent on several factors, including borrowings, equity issuances and dividends from CFS and CapMAC. Holdings requires liquidity for payment of dividends to shareholders, investment in international and other business ventures and debt service. While CFS has from time to time paid dividends to Holdings, currently no dividends are expected to be received by Holdings from CapMAC.

The Company's investment portfolio consists of both equity investments and high quality, intermediate-term taxable and tax-exempt securities to obtain an optimal portfolio mix of liquidity, quality, maturity and earnings. The average contractual maturity of securities within the investment portfolio was 6.1 years at March 31, 1997 and December 31, 1996. The average duration of the investment portfolio at March 31, 1997 and December 31, 1996 was 4.4 years and 4.3 years, respectively. At March 31, 1997, the amortized cost of the Company's investment portfolio was approximately $341.5 million (fair value of $338.0 million). Holdings' strategic investments include investments in the TMG Group, P.T. ABS Finance Indonesia and ASIA Services.

Holdings is currently committed to purchase common stock in TMG Group for approximately $11 million. Holdings must fund its investment in TMG Group no later than February 27, 2000 at which time the commitment amount would have contractually increased to approximately $13 million. Holdings has also agreed to invest, if required, an additional amount of $4.9 million in CapMAC Asia.

Management believes that the Company's operating liquidity needs, both on a short-term basis and long-term basis, can be funded exclusively from its operating cash flow. The Company has a number of sources of liquidity which it expects to have available to pay claims on CapMAC insurance policies on a short-term and long-term basis: the cash flow from its written premiums, advisory fees collected, its investment portfolio and the earnings thereon, its bank line of credit, its reinsurance arrangements with third-party reinsurers, the capital markets and, under certain circumstances, realizations from collateral underlying its insured transactions.

The Company has no material commitments for capital expenditures, although it has the strategic alliance investment commitments referred to above. The total liquidity resources of the Company represented by its investment income, its premium and advisory fees collections and its liquidity arrangements are, in management's opinion, adequate to meet the Company's cash needs.

In April 1997, the Company issued approximately 707,000 new shares of common stock in connection with the exercise and purchase of all of the outstanding warrants for its common stock. The outstanding warrants had given the holders the right to purchase approximately 1.5 million shares of common stock at a price of $13.33 per share. The number of shares issued to warrant holders in connection with the Company's purchase or exercise of warrants was based on the average closing price of the Company's common stock on each of the ten business days preceding and including the purchase or exercise date and ranged from $23.43 to $24.79 per share.

CapMAC. CapMAC's primary sources of funds are from premiums received and earnings from its investment portfolio. Currently CapMAC's primary use of funds is to pay operating expenses. In the event of a default by an issuer of an insured obligation which results in a claim on a CapMAC insurance policy, generally after exhaustion of other liquidity sources in the transaction, such as the cash flow from the collateral underlying such obligations, funds from CapMAC's investment portfolio may be required to satisfy claims. CapMAC generally insures asset-backed transactions which have been structured to address liquidity risks through, among other measures, the addition of other liquidity sources, such as banks, to transactions. The insurance policies issued by CapMAC provide, in general, that payment of principal, interest and other amounts insured by CapMAC may not be accelerated by the holder of the obligation but are paid by CapMAC in accordance with the obligation's original payment schedule or, at CapMAC's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under
Article 69 of the New York Insurance Law and serve to reduce CapMAC's liquidity requirements.

CapMAC has a conservative investment strategy of investing in U.S. government and agency obligations and securities that are rated "A" or better by the major rating agencies. CapMAC has readily marketable, high quality, fixed income securities and short-term investments in its investment portfolio. The average contractual maturity of securities within the investment portfolio was 6.6 years and 6.5 years at March 31, 1997 and December 31, 1996, respectively. The average duration of the investment portfolio at March 31, 1997 and December 31, 1996 was
4.8 years and 4.6 years, respectively. At March 31, 1997, the amortized cost of CapMAC's investment portfolio was approximately $314.5 million (fair value of

$311.0 million). CapMAC manages its investments with the objectives of preserving its capital and claims-paying ability, maintaining a high level of liquidity, minimizing taxes and, within these constraints, optimizing long-term total return.

CapMAC has available a $150 million, standby corporate liquidity facility presently scheduled to terminate in September 1999 which, if necessary, is available (subject to satisfaction of customary drawing conditions) to provide funds for any claims payments under its policies. The liquidity facility is provided by a consortium of banks headed by Bank of Montreal, as agent, which is rated A1+ and P1 by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc., respectively. As of March 31, 1997, CapMAC has never borrowed under this corporate liquidity facility.

Reinsurance arrangements provide a further source of liquidity to CapMAC. CapMAC actively pursues reinsurance as a means of diversifying and reducing risk, enhancing return on capital and adding underwriting capacity. In addition to its facultative and treaty reinsurance agreements, CapMAC has several "stop-loss" reinsurance treaties. Effective January 1, 1997 the stop-loss reinsurance coverage increased to $75 million in excess of incurred losses above $150 million. This coverage increases annually based on increases in CapMAC's statutory qualified capital. The new stop-loss reinsurance is provided by Mitsui, Marine and Fire Insurance Co., Ltd. ("Mitsui"), AXA Re Finance S.A. ("AXA Re"), and Munchener Ruckversicherungs-Gesellschaft ("Munich Re"). At March 31, 1997, the majority of CapMAC's reinsurance capacity was held by reinsurers who were rated AA or better by S&P. CapMAC monitors the creditworthiness of all of its reinsurers on a regular basis.

At March 31, 1997, CapMAC had statutory qualified capital, which consisted of statutory capital, unassigned surplus and contingency reserves, of $266.2 million up from $260.2 million at December 31, 1996. CapMAC's policyholders' leverage ratio, which is measured by the ratio of net principal and interest insured to statutory qualified capital, was 90 to 1 at March 31, 1997 and December 31, 1996. These ratios were within aggregate limits permissible under New York State Financial Guaranty Law. CapMAC's claims-paying resources as defined by the Company (which includes statutory qualified capital, PFR and stop-loss reinsurance) stood at $595.5 million and $542.9 million at March 31, 1997 and December 31, 1996, respectively.

In early 1997, CapMAC made an investment of 50 million French francs (approximately 10 million U.S. dollars) in CapMAC Assurance, S.A., an insurance subsidiary to be established in Paris, France. CapMAC Assurance, S.A., is licensed to write financial guarantee insurance in the European Union member states.

CapMAC Financial Services. The primary sources of funds for CFS are payments by Holdings, CapMAC and CFS (Europe) under a service agreement (the "CFS Servicing Agreement") and the collection of advisory fees for providing advisory and structuring services to third parties. In addition, both CFS and CFS (Europe) generate earnings from their respective investment portfolios. At March 31, 1997, the amortized cost and fair value of the consolidated CFS portfolio was $8.0 million. The entire portfolio was highly liquid with maturities of less than one year. The primary use of the funds of CFS is to pay its operating expenses. All of the Company's personnel are employed by CFS. Under the CFS Servicing Agreement, CFS allocates expenses to Holdings, CapMAC and CFS (Europe) for services provided to these entities. It is intended that a portion of CFS' funds be used to pay dividends to Holdings in order that Holdings will have funds available to pay dividends and satisfy its obligations.

CapMAC Investment Management. CIM is a registered investment advisor and has been formed for the purpose of establishing investment funds and providing investment advice regarding asset-backed structures, mortgage-backed securities, foreign and domestic fixed income and equity securities and certain other securities based on the investment objectives of its clients. CIM has been initially capitalized with approximately $2 million and has commenced operations in the first quarter of 1997. CIM is expected to generate revenue through fees charged for assets under management.

Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, ("APB Opinion No. 15"), and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of earnings per share. It requires dual presentation of "basic earnings per share" and "diluted earnings per share" as defined. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period earnings per share data presented shall be restated to conform with Statement 128.

Under APB Opinion No. 15, the Company's primary and fully diluted earnings per share amounts are $.30 and $.57 per share for the three-month periods ended March 31, 1997 and 1996, respectively. The basic earnings per share amounts, as computed under Statement 128, are expected to be approximately $.34 and $.64 per share for the three-month periods ended March 31, 1997 and 1996, respectively.
The Company anticipates the adoption of Statement 128 will result in the presentation of diluted earnings per share amounts which will not materially differ from the fully diluted amounts previously presented under APB Opinion No. 15.

PART II - OTHER INFORMATION

Items 1,3,4 and 5 are omitted either because they are inapplicable or because the answer to such questions is negative.

Item 2.   Changes in Securities

At the time the Company became a public company in December, 1995, warrants for 2,230,025 shares of common stock were outstanding. All the warrants were issued in June 1992 to certain stockholders of the Company. The exercise price for the warrants was $13.33 per share. During 1996, warrants for 551,389.5 shares were exercised, with each holder electing to reduce the number of shares received by such holder upon exercise instead of paying the exercise price in cash. The number of shares deducted from the shares issued to each such holder was calculated by dividing the aggregate exercise price of the warrants exercised by the rolling ten-day average of the market price for the Company's common stock on the date of exercise (the "Market Price"). The aggregate number of shares issued in 1996 in connection with the exercise of the warrants was 321,758. In lieu of fractional shares, each warrant holder received cash from the Company based on the Market Price of the Company's common stock on the date of exercise.

     During the first quarter of 1997, warrants for an additional 139,727 shares of common stock were exercised. Instead of paying the exercise price of the warrants in cash, each of the holders elected to reduce the number of shares received based on the Market Price. The aggregate number of shares issued in the first quarter of 1997 in connection with the exercise of warrants was 84,727.

Because the exercise of the warrants and delivery of the shares of common stock by the Company to the holders did not involve a public offering and was an exchange of securities where no commission was charged, the transactions were completed in reliance upon the exemptions set forth in Sections 4(2) and 3(a)(9) of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             11. Computation of Earnings Per Share Assuming Full Dilution

             27. Financial Data Schedule

             99. Additional Exhibits - Capital Markets Assurance Corporation
                 and Subsidiary Financial Statements

         (b) Reports on Form 8-K - No Reports on Form 8-K were filed in this quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             CapMAC Holdings Inc.
                                                  Registrant

    Date: May 14, 1997                       /s/ Paul V. Palmer
                                                 Paul V. Palmer
                                            Managing Director and
                                           Chief Financial Officer

    Date: May 14, 1997                      /s/ Gerard Edward Murray
                                                Gerard Edward Murray
                                             Senior Vice President and
                                                  Controller
                                        (Principal Accounting Officer)

                                  Exhibit Index

                                                                   Page Number
                                                                  in Sequential
Exhibit No.                         Exhibit                        Number Copy

      11.   Computation of Earnings Per Share                            18

      27.   Financial Data Schedule                                      20

      99.   Capital Markets Assurance Corporation and Subsidiary
             Financial Statements                                        21

                                                                   Exhibit 11a

                      CapMAC Holdings Inc. and Subsidiaries
                        Computation of Per Share Earnings

                    (Dollars in thousands except Share data)


                                                             Three Months Ended
                                                                  March 31
                                                           1997         1996
------------------------------------------------------  ------- ---- -------
Modified Treasury Stock Method E.P.S. - Fully Diluted
Net income                                           $    5,412    $   9,900
------------------------------------------------------  ------- ---- -------

Average number of common shares outstanding              16,103       15,489
Assumed exercise of dilutive stock options                1,963        1,869
------------------------------------------------------  ------- ---- -------
      Fully diluted number of shares                     18,066       17,358

Earnings per share assuming full dilution            $      .30    $     .57
------------------------------------------------------  ------- ---- -------

Common stock equivalents                                  4,238        4,336
Proceeds from exercise of all equivalents            $   72,546    $  60,457
Purchase of treasury stock                                2,725        2,468
Market value per share                               $    26.63    $   24.50
------------------------------------------------------  ------- ---- -------

As of March 31, 1997 approximately 4,238,000 stock options and warrants had been granted and were  outstanding.  Based upon various  exercise  prices,  the total consideration  for the common  stock  equivalents  will be  approximately  $72.5 million.  Using the  Modified  Treasury  Stock  method,  it is assumed  that the proceeds from the exercised common stock  equivalents  would be used to purchase up to 20% of the  outstanding  shares using the market value of $26.63 per share on March  31,  1997.  The  dilution  would be the  equivalent  of  approximately
1,963,000 shares.

                                                                   Exhibit 11b

                      CapMAC Holdings Inc. and Subsidiaries
                        Computation of Per Share Earnings

                    (Dollars in thousands except Share data)

                                                         Three Months Ended
                                                             March 31
                                                       1997             1996
---------------------------------------------------- ------          ---------
Modified Treasury Stock Method E.P.S. - Primary
Net income                                         $  5,412           $  9,900
---------------------------------------------------- ------          ---------

Average number of common shares outstanding          16,103             15,489
Assumed exercise of dilutive stock options            1,986              1,834
---------------------------------------------------- ------          ---------
      Fully diluted number of shares                 18,089             17,323

Earnings per share assuming full dilution          $    .30           $    .57
---------------------------------------------------- ------          ---------

Common stock equivalents                              4,238              4,336
Proceeds from exercise of all equivalents          $ 72,546           $ 60,457
Purchase of treasury stock                            2,285              2,503
Average market value per share                     $  31.75           $  24.16
---------------------------------------------------- ------          ---------

As of March 31, 1997 approximately 4,238,000 stock options and warrants had been granted and were  outstanding.  Based upon various  exercise  prices,  the total consideration  for the common  stock  equivalents  will be  approximately  $72.5 million.  Using the  Modified  Treasury  Stock  method,  it is assumed  that the proceeds from the exercised common stock  equivalents  would be used to purchase up to 20% of the outstanding shares using the average market value of $31.75 per share  for  three  months  ended  March  31,  1997.  The  dilution  would be the equivalent of approximately 1,986,000 shares.

                                       19