Form 10-Q
period 1997-08-14
CAPMAC HOLDINGS INC
filed 1997-08-14
CIK 889906

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of July 31, 1997, 17,317,004 shares (net of treasury shares) of Common Stock, par value $0.01 per share of the Registrant were outstanding.




                               Page 1 of 38 Pages
                          Index to Exhibits on Page 22
                                       1

CapMAC Holdings Inc. and Subsidiaries


INDEX

PART I    FINANCIAL INFORMATION                                           PAGE

Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets - June 30, 1997
             and December 31, 1996...........................................4

             Consolidated Statements of Income - three months ended
             and six months ended June 30, 1997 and June 30, 1996............5

             Consolidated Statements of Stockholders' Equity - six months ended June 30, 1997.............................................6

             Consolidated Statements of Cash Flows - six months
             ended June 30, 1997 and June 30, 1996...........................7

             Notes to Consolidated Financial Statements......................8

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................10

PART II   OTHER INFORMATION, AS APPLICABLE

Item 2    Changes in Securities ............................................18

Item 4    Submission of Matters to a Vote of Security Holders...............19

Item 6.   Exhibits and Reports on Form 8-K..................................20

SIGNATURES           .......................................................21

INDEX TO EXHIBITS...........................................................22

Part 1      -  Financial Information

Item 1      -  Financial Statements of CapMAC Holdings Inc. and Subsidiaries.

                      CapMAC HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

                                   (Unaudited)

                     CapMAC Holdings Inc. and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in thousands)


                                     ASSETS


                                                                                June 30,1997
                                                                                 (Unaudited)   December 31,1996

Investments:
Bonds at fair value (amortized cost $315,555 at June 30, 1997 and
$302,284 at December 31, 1996)                                                    $  316,319            305,422
Short-term investments (at amortized cost which approximates fair
value)                                                                                40,254             33,752
Common stock                                                                             486                  -
Investment in affiliates                                                              35,732             34,886
   Total investments                                                                 392,791            374,060
-------------------------------------------------------------------------------------------------------------------
Cash                                                                                   6,227                966
Accrued investment income                                                              3,873              3,847
Deferred acquisition costs                                                            50,327             45,380
Premiums receivable                                                                    5,826              5,141
Prepaid reinsurance                                                                   20,787             18,489
Other assets                                                                          13,420              9,351
   Total assets                                                                   $  493,251            457,234
===================================================================================================================
                                LIABILITIES AND STOCKHOLDERS' EQUITY

Unearned premiums                                                                 $   71,800             68,262
Reserve for losses and loss adjustment expenses                                       13,861             10,985
Ceded reinsurance                                                                      2,766              1,738
Accounts payable and other accrued expenses                                           23,722             15,274
Senior notes                                                                          15,000             15,000
Current income taxes                                                                   5,107              2,890
Deferred income taxes                                                                  9,355              9,590
   Total liabilities                                                                 141,611            123,739
-------------------------------------------------------------------------------------------------------------------
Minority Interest                                                                     23,333             23,108
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock - $0.01 par value per share; 20,000,000 shares are
authorized; none outstanding at June 30, 1997 and December 31, 1996                        -                  -
Common  stock - $0.01 par value per share;  50,000,000  shares  are  authorized;
17,296,289  and  16,425,324  shares issued June 30, 1997, and December 31, 1996;
17,296,204 and 16,425,274 shares
outstanding at June 30, 1997, and December 31, 1996                                      173                164
Additional paid-in capital                                                           229,197            226,428
Unrealized appreciation (depreciation) on investments, net of tax                        505                (71)
Retained earnings                                                                    103,315             89,310
Unallocated ESOP shares                                                               (4,845)            (5,430)
Cumulative translation adjustment, net of tax                                            (36)               (14)
Treasury stock                                                                            (2)                 -
-------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                        328,307            310,387
-------------------------------------------------------------------------------------------------------------------
   Total liabilities, minority interest, and stockholders' equity                 $  493,251            457,234
===================================================================================================================

          See accompanying notes to consolidated financial statements.

                     CapMAC Holdings Inc. and Sudsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                        Three Months Ended               Six Months Ended
                                                                   June 30                        June 30
                                                       1997           1996            1997           1996
Revenues:
Direct premiums written                          $   18,726         18,622          35,180         32,777
Assumed premiums written                                655            150             916          1,024
Ceded premiums written                               (6,272)        (5,103)        (10,621)        (7,013)
------------------------------------------------------------------------------------------------------------
   Net premiums written                              13,109         13,669          25,475         26,788
Increase in unearned premiums                          (877)        (3,681)         (1,240)        (7,972)
------------------------------------------------------------------------------------------------------------
   Net premiums earned                               12,232          9,988          24,235         18,816
Advisory and other fees                               7,300          5,705          10,673         15,577
Net investment income                                 5,161          3,808          10,410          7,919
Net realized capital gains (losses)                     517             19          (1,198)           168
Other income                                             21             51              48            107
------------------------------------------------------------------------------------------------------------
   Total revenues                                    25,231         19,571          44,168         42,587
------------------------------------------------------------------------------------------------------------
Expenses:
Losses and loss adjustment expenses                   1,333          1,109           2,876          2,184
Underwriting and operating expenses                   7,082          4,277          14,299          9,115
Policy acquisition costs                              2,472          2,059           5,053          4,123
Interest expense                                        301            301             602            602
------------------------------------------------------------------------------------------------------------
   Total expenses                                    11,188          7,746          22,830         16,024
------------------------------------------------------------------------------------------------------------
   Income before income taxes and
   minority interest                                 14,043         11,825          21,338         26,563
------------------------------------------------------------------------------------------------------------
Income Taxes:
Current income tax                                    4,629          3,220           6,983          7,119
Deferred income tax                                     176            667            (456)         1,654
   Total income taxes                                 4,805          3,887           6,527          8,773
------------------------------------------------------------------------------------------------------------
   Income before minority interest                    9,238          7,938          14,811         17,790
------------------------------------------------------------------------------------------------------------
   Minority interest                                     29            397            (132)           445
------------------------------------------------------------------------------------------------------------
   NET INCOME                                    $    9,267          8,335          14,679         18,235
===============================================================================---==========================
Primary earnings per share                       $     0.52           0.47            0.81           1.04
Fully diluted earnings per share                 $     0.52           0.47            0.81           1.02
===============================================================================---==========================

          See accompanying notes to consolidated financial statements.

                     CapMAC Holdings Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                             (Dollars in thousands)

                                                                   Months Ended
                                                                   June 30, 1997
Common stock:
Balance at beginning of period                                      $       164
Common stock issued                                                           9
-------------------------------------------------------------------------------
   Balance at end of period                                                 173
-------------------------------------------------------------------------------
Additional paid-in capital:
Balance at beginning of period                                          226,428
Issuance of common stock                                                  2,769
-------------------------------------------------------------------------------
   Balance at end of period                                             229,197
-------------------------------------------------------------------------------
Unrealized appreciation (depreciation) on investments, net of tax:
Balance at beginning of period                                              (71)
Unrealized depreciation on investments                                      576
   Balance at end of period                                                 505
-------------------------------------------------------------------------------
Retained earnings:
Balance at beginning of period                                           89,310
Net income                                                               14,679
Dividends declared - $.02 per share                                        (674)
   Balance at end of period                                             103,315
-------------------------------------------------------------------------------
Unallocated ESOP shares:
Balance at beginning of period                                           (5,430)
Allocation of ESOP shares                                                   585
   Balance at end of period                                              (4,845)
-------------------------------------------------------------------------------
Cumulative translation adjustment, net of tax:
Balance at beginning of period                                              (14)
Translation adjustment                                                      (22)
-------------------------------------------------------------------------------
   Balance at end of period                                                 (36)
-------------------------------------------------------------------------------
Treasury stock:
Balance at beginning of period                                                -
Treasury shares acquired                                                     (2)
-------------------------------------------------------------------------------
   Balance at end of period                                                  (2)
-------------------------------------------------------------------------------
 Total stockholders' equity                                         $   328,307
===============================================================================

          See accompanying notes to consolidated financial statements.

                     CapMAC Holdings Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                                      Six Months Ended            Six Months Ended
                                                         June 30, 1997               June 30, 1996
Cash flows from operating activities:
Net income                                                 $    14,679                   18,235
--------------------------------------------------------------------------------------------------
Adjustments  to reconcile  net income to net cash  provided  (used) by operating activities:
   Reserve for losses and loss adjustment expenses               2,876                    1,821
   Unearned premiums, net                                        3,538                   10,977
   Deferred acquisition costs                                   (4,947)                  (4,742)
   Premiums receivable                                            (685)                     308
   Accrued investment income                                       (26)                    (579)
   Income taxes payable                                          2,147                    4,500
   Net realized capital (gains) losses                           1,198                     (168)
   Accounts payable and other accrued expenses                   8,448                    4,591
   Prepaid reinsurance                                          (2,298)                  (3,004)
   Other, net                                                   (4,155)                  (4,405)
         Total adjustments                                       6,096                    9,299
--------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                     20,775                   27,534
Cash flows from investing activities:
Cash flows from investing activities:
Purchases of investments                                       (137,582)                (142,196)


Purchases of investments in affiliates                                -                   (3,333)
Proceeds from sale of investments                                74,768                   19,875
Proceeds from maturities of investments                          44,997                   96,181
   Net cash used in investing activities                        (17,817)                 (29,473)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities: Cash flows from financing activities:
Allocation of ESOP shares                                           585                      536
Minority interest capital contribution to CapMAC Asia                 -                    2,123
Dividends paid                                                     (674)                    (639)
Exercise of stock options and warrants                            2,392                     (155)
   Net cash provided by financing activities                      2,303                    1,865
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
Net increase (decrease) in cash                                   5,261                      (74)
Cash balance at beginning of period                                 966                    1,033
   Cash balance at end of period                            $     6,227                      959
=====================================================================================================
Supplemental disclosures of cash flow information:
Income taxes paid                                           $     4,363                    4,161
Interest paid                                               $       564                      564
Tax and loss bonds purchased                                $        76                      112
====================================================================================================

          See accompanying notes to consolidated financial statements.

                      CapMAC Holdings Inc. and Subidiaries
                   Notes to Consolidated Financial Statements
                                 June 30, 1997

1.Organization and Ownership

     CapMAC Holdings Inc. ("Holdings" or the"Company"), a Delaware corporation, is the sole stockholder of Capital Markets Assurance Corporation ("CapMAC"), CapMAC Financial Services Inc. ("CFS"), and CapMAC Investment Management, Inc ("CIM"). CapMAC Assurance, S.A. is a subsidiary of Capital Markets Assurance Corporation, and CapMAC Financial Services (Europe) Limited ("CFS (Europe)") is a subsidiary of CFS. The Company is also a lead investor in CapMAC Asia Ltd. ("CapMAC Asia").

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

2. Basis of Presentation

     The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited financial statements of CapMAC Holdings Inc. and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997.

3.  Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation.

4. Recent  Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Statement 128 supersedes APB Opinion No 15, Earnings Per Share, ("APB Opinion No. 15"), and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of earnings per share. It requires dual presentation of "basic earnings per share" and "diluted earnings per share" as defined. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period earnings per share data presented shall be restated to conform with Statement 128. 8

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 1997


     Under APB Opinion No. 15, the Company's primary and fully diluted earnings per share amounts are $0.52 and $0.47 per share for the three-month periods ended June 30, 1997 and 1996, respectively. The Company's primary earnings per share amounts are $0.81 and $1.04 per share for the six-month periods ended June 30, 1997 and 1996, respectively, and the fully diluted earnings per share amounts for the six-month periods ended June 30, 1997 and 1996 are $0.81 and $1.02 per share, respectively. The basic earnings per share amounts, as computed under Statement 128, are expected to be approximately $0.56 and $0.54 per share for the three-month periods ended June 30, 1997 and 1996, respectively and $0.89 and $1.18 per share for the six-month periods ended June 30, 1997 and 1996, respectively. The Company anticipates the adoption of Statement 128 will result in the presentation of diluted earnings per share amounts which will not materially differ from the fully diluted amounts previously presented under APB Opinion No. 15.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

CapMAC Holdings Inc. ("Holdings" or the "Company"), a Delaware corporation, is the sole stockholder of Capital Markets Assurance Corporation ("CapMAC"), CapMAC Financial Services Inc. ("CFS"), and CapMAC Investment Management, Inc ("CIM"). CapMAC Assurance, S.A. is a subsidiary of CapMAC, and CapMAC Financial Services (Europe) Limited ("CFS (Europe)") is a subsidiary of CFS. The Company is also a lead investor in CapMAC Asia Ltd. ("CapMAC Asia").

Results of Operations

Quarter Ended June 30, 1997 versus Quarter Ended June 30, 1996

The Company reported net income of $9.3 million and primary and fully diluted earnings per share of $0.52 during the second quarter of 1997 representing an increase of 11% from net income of $8.4 million, or $0.47 per share on a primary and fully diluted basis, reported for the second quarter of 1996. Operating earnings, which the Company defines as net income less the effect of net realized gains and losses, were $8.9 million, or $0.50 per share, up from $8.3 million, or $0.47 per share, earned in the second quarter of 1996.

Total revenues during the second quarter of 1997 were $25.2 million, an increase of 29% from $19.6 million during the second quarter of 1996. This increase was primarily due to higher premiums earned, advisory and other fees, net investment income and net capital gains.

For the second quarter of 1997, gross premiums written were $19.4 million, an increase of 3% from $18.8 million for the same period in 1996. This increase was principally due to higher premiums written of $0.9 million from domestic consumer transactions, $0.6 million from corporate transactions, $0.5 million from municipal transactions, offset by lower premiums written with respect to the international business of $1.4 million. However, the amount of premiums ceded to reinsurers increased to $6.3 million during the second quarter of 1997 from $5.1 million in the second quarter of 1996. Net premiums earned were $12.2 million for the second quarter of 1997, an increase of 22% from $10.0 million for the corresponding period in 1996.

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

Business originated or renewed in the second quarter of 1997 was estimated to generate $17.1 million of PFR, a decrease of 33% over the same period in 1996 due to lower net premium and ceding commissions primarily from certain international and consumer transactions partially offset by an increase in net premium and ceding commissions from corporate transactions. Correspondingly, gross par written decreased to $4.3 billion in the second quarter of 1997 from $4.6 billion in the second quarter of 1996, representing a decrease of 6%. At June 30, 1997, CapMAC had 643 policies outstanding which are expected to generate $247.0 million of PFR, up approximately 6% from $232.7 million at December 31, 1996 relating to 607 policies outstanding at such date. The discount rate used for purposes of the PFR calculation was 7% for 1997 and 1996.

At June 30, 1997, net par insured and outstanding was $21.9 billion, up 11% from $19.7 billion at December 31, 1996. The remaining weighted average life of the insured portfolio was estimated to be 6.5 years at June 30, 1997 and 6.4 years at December 31, 1996.

Advisory and other fees increased 28% to $7.3 million in the second quarter of 1997 from $5.7 million in the second quarter of 1996. Advisory fees are generally received by CFS in relation to the closing of transactions which involve advisory and structuring services provided by CFS. Fees collected for such services amounted to $4.8 million in the second quarter of 1997, compared to $4.5 million in the second quarter of 1996. During the second quarter of 1997 advisory fees included $1.6 million paid in connection with the early termination of a transaction. In addition to advisory fees, CFS also collects recurring fees payable on a monthly and quarterly basis ("other fees") primarily related to the administration of third-party owned and managed funding vehicles. The amount related to other fees was $2.5 million in the second quarter of 1997, compared to $1.2 million in the second quarter of 1996, primarily due to the increased utilization of such funding vehicles. As advisory fees are generally earned upon the closing of certain transactions, the timing and number of transactions generating fees, as well as the amount of such fees, may result in significant fluctuations in revenues attributable to such fees from period to period.

Net investment income was $5.2 million and $3.8 million in the second quarter of 1997 and 1996, respectively. Average assets available for investment increased to $348.9 million at June 30, 1997 from $314.3 million at June 30, 1996. The average annualized pre-tax yield on the investment portfolio increased to 5.9% in the second quarter of 1997 from 5.7% in the second quarter of 1996 due to a higher interest rate environment. The average after-tax yield on the investment portfolio was 4.6% in both the second quarter of 1997 and 1996. The amount of tax-exempt securities held in the Company's investment portfolio decreased to 50% at June 30, 1997 from 59% at June 30, 1996.

Net realized capital gains were $0.5 million and $0.02 million and in the second quarter of 1997 and 1996, respectively.

Total expenses were $11.2 million in the second quarter of 1997, an increase of 44% from $7.7 million in the second quarter of 1996. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

CapMAC maintains a reserve for losses and loss adjustment expenses which consists of a supplemental loss reserve ("SLR") and, if appropriate, a case basis loss reserve for expected levels of defaults resulting from credit failures on currently insured issues. The SLR is based on estimates of the portion of earned premiums required to cover those claims. A case basis loss reserve is established for insured obligations when, in the judgment of management, a default in the timely payment of debt service is imminent. For defaults considered temporary, a case basis loss reserve is established in an amount equal to the present value of the anticipated defaulted debt service payments over the expected period of default. If the default is judged not to be temporary, the present value of all remaining defaulted debt service payments is recorded as a case basis loss reserve. Anticipated salvage recoveries are considered in establishing case basis loss reserves when such amounts are reasonably estimable. Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses were $1.3 million in the second quarter of 1997 compared to $1.1 million in the second quarter of 1996. Apart from additions to the SLR, the Company incurred no losses during the first six months of 1997 and the year ended December 31, 1996.

Underwriting and operating expenses were $7.1 million in the second quarter of 1997, a 66% increase from $4.3 million in the first quarter of 1996. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by the deferral to future periods of certain costs related to CapMAC's acquisition of new business ("Deferred Acquisition Costs" or "DAC") and ceding commission income. Gross underwriting and operating expenses were $11.4 million and $8.7 million in the second quarter of 1997 and 1996, respectively. The increase in underwriting and operating expenses was due to increased compensation costs and other operating costs. Staff and benefit-related expenses, including the discretionary bonuses to employees, constituted approximately 68% of gross underwriting and operating expenses in the second quarter of 1997 compared to 75% in the second quarter of 1996. The Company maintains a discretionary bonus plan under which annual bonuses are awarded to employees. For the three months ended June 30, 1997 and June 30, 1996, $1.9 million and $2.4 million were accrued, respectively, for payment of bonuses under such plan. Underwriting and operating expenses deferred by CapMAC were $4.4 million in the second quarter of 1997 and 1996.

Policy acquisition costs represent the amortization of DAC, which are those expenses incurred by CapMAC in acquiring new business. The increase in policy acquisition costs to $2.5 million in the second quarter of 1997 from $2.1 million in the second quarter of 1996 related to the increase in premiums earned in the corresponding periods. Interest expense related to the senior debt was $0.3 million in the second quarter of 1997 and 1996.

In the second quarter of 1997 and 1996, the Company had net tax expense of $4.8 million and $3.9 million, respectively. The Company's effective tax rate was 34.1% and 31.3% for the second quarter of 1997 and 1996, respectively. The effective tax rates during these periods were lower than the statutory tax rate of 35% in 1997 and 1996 primarily due to tax-exempt interest income from the Company's investment portfolio. In the second quarter of 1997, tax-exempt interest income of $2.3 million represented 16% of earnings before taxes ("EBT") compared to $2.4 million which represented 20% of EBT in the second quarter of the prior year.

Results of Operations

Six Months Ended June 30, 1997 versus Six Months Ended June 30, 1996

The Company reported net income of $14.7 million and primary and fully diluted earnings per share of $0.81 during the first six months of 1997. Although the Company recorded growth in net premiums earned and business written during the first half of 1997, lower advisory fees and net realized capital losses recorded in the first quarter of 1997 resulted in a decline in net income of 20% from $18.3 million or $1.04 per share on a primary basis and $1.02 on a fully diluted basis in the first six months of 1996. Operating earnings were $15.5 million, or $0.86 per share on a primary and fully diluted basis for the first six months of 1997, down from $18.1 million, or $1.04 and $1.02 per share on a primary and fully diluted basis, respectively, earned in the first six months of 1996. The decline in operating earnings was attributable to lower advisory fees earned during the first quarter of 1997.

Total revenues during the first six months of 1997 were $44.2 million, an increase of 4% from $42.6 million during the first six months of 1996. This increase was primarily due to higher premiums earned, net investment income and other fees partially offset by lower advisory fees.

For the first six months of 1997, gross premiums written were $36.1 million as compared to $33.8 million for the same period in 1996. This increase was principally due to higher premiums written of $2.3 million from domestic consumer transactions, $1.5 million from corporate transactions, $0.2 million from municipal transactions, offset by lower premiums written with respect to the international business of $1.7 million. However, the amount of premiums ceded to reinsurers increased to $10.6 million during the first six months of 1997 from $7.0 million in the first six months of 1996. On January 1, 1996, CapMAC reassumed the liability for all policies previously reinsured by Winterthur Swiss Insurance Company ("Winterthur"). As a result, CapMAC reassumed approximately $1.4 billion of principal insured by Winterthur as of December 31, 1995. In connection with this reassumption of liability, Winterthur commuted and returned unearned premiums, net of ceding commission and Federal excise tax of $2.0 million which reduced the amounts ceded to reinsurers in the first six months of 1996. Net premiums earned were $24.2 million for the first six months of 1997, an increase of 29% from $18.8 million for the corresponding period in 1996.

Business originated or renewed in the first six months of 1997 was estimated to generate $39.3 million of PFR, an increase of 2% over the same period in 1996 due to higher premium earned and ceding commission obtained from corporate transactions partially offset by a decrease from international and consumer transactions. Correspondingly, the amount of guarantees issued (gross par written) increased to $7.7 billion in the first six months of 1997 from $5.9 billion in the first six months of 1996, representing an increase of 29%.

Advisory and other fees decreased 31% to $10.7 million in the first six months of 1997 from $15.6 million in the first six months of 1996. Advisory fees amounted to $5.8 million in the first six months of 1997, compared to $13.7 million in the first six months of 1996. During the second quarter of 1997 advisory fees included $1.6 million paid in connection with the early termination of a transaction. Structured international transactions closed during the first quarter of 1996 contributed to the large amount of advisory fees collected during that period. Advisory fees related to international business were $2.7 million and $12.1 million in the first six months of 1997 and 1996, respectively. In addition to advisory fees, CFS also collects recurring fees payable on a monthly and quarterly basis ("other fees") primarily related to the administration of third-party owned and managed funding vehicles. The amount related to other fees was $4.9 million in the first six months of 1997, compared to $1.9 million in the first six months of 1996, primarily due to the increased utilization of such funding vehicles. As advisory fees are generally earned upon the closing of certain transactions, the timing and number of transactions generating fees, as well as the amount of such fees, may result in significant fluctuations in revenues attributable to such fees from period to period.

Net investment income was $10.4 million in the first six months of 1997 and $7.9 million for the corresponding period in 1996. Average assets available for investment increased to $344.6 million at June 30, 1996 from $307.1 million at June 30, 1996. The average annualized pre-tax yield on the investment portfolio increased to 5.9% in the first six months of 1997 from 5.6% in the first six months of 1996. The average after-tax yield on the investment portfolio was 4.6% in the first six months of 1997 and 1996.

Net realized capital (losses) gains in the first half of 1997 and 1996 were ($1.2 million) and $0.2 million, respectively. In the first quarter of 1997, the Company recorded a pre-tax capital loss of $3.7 million (in addition to a $2.0 million loss realized in the fourth quarter of 1996) related to Holdings' investment in three derivatives products subsidiaries of The Mutual Life Assurance Company of Canada (such subsidiaries, the "TMG Group"). Holdings was committed to purchase common stock in TMG Group for approximately $11 million and fund its investment in TMG Group no later than February 27, 2000 at which time the commitment amount would have contractually increased to approximately $13 million. On July 8, 1997, Holdings sold its interest in the TMG Group at its March 31, 1997 carrying value of $5.5 million. As a result, no additional realized losses or gains were recognized in connection with the sale. Holdings has no remaining commitment to purchase stock in the TMG Group.

Total expenses were $22.8 million in the first six months of 1997, an increase of 42% from $16.0 million in the first six months of 1996. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses were $2.9 million in the first six months of 1997 compared to $2.2 million in the first six months of 1996.

Underwriting and operating expenses were $14.3 million in the first six months of 1997, a 57% increase from $9.1 million in the first six months of 1996. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by DAC and ceding commission income. Gross underwriting and operating expenses were $24.3 million and $18.0 million in the first six months of 1997 and 1996, respectively. The increase in underwriting and operating expenses was due to increased compensation costs and other operating costs. Staff and benefit-related expenses, including the discretionary bonuses to employees, constituted approximately 72% of gross underwriting and operating expenses in the first six months of 1997 compared to 74% in the first six months of 1996. The Company maintains a discretionary bonus plan under which annual bonuses are awarded to employees. As of June 30, 1997 and 1996, $6.2 million and $4.9 million were accrued, respectively, for payment of bonuses under such plan. Underwriting and operating expenses deferred by CapMAC were $10.0 million and $8.9 million in the first six months of 1997 and 1996, respectively.

The increase in policy acquisition costs to $5.1 million in the first half of 1997 from $4.1 million in the first half of 1996 relates to the increase in premiums earned in the corresponding periods. Interest expense related to the senior debt was $0.6 million in the first six months of 1997 and 1996.

In the first six months of 1997 and 1996, the Company had net tax expense of $6.5 million and $8.8 million, respectively. The Company's effective tax rate was 30.6% and 33.0% for the first six months of 1997 and 1996, respectively. The effective tax rates during these periods were lower than the statutory tax rate of 35% in 1997 and 1996 primarily due to tax-exempt interest income. As of June 30, 1997, tax-exempt interest income of $4.7 million represented 22% of EBT compared to $4.7 million representing 17% of EBT in the first six months of the prior year.

Liquidity and Capital Resources

The Company and Holdings. The operations of the Company are conducted primarily through CapMAC and CFS, wholly owned subsidiaries of Holdings. In addition, the Company has commenced conducting operations through CIM, its investment advisory subsidiary which was capitalized in the first quarter of 1997. The liquidity of Holdings both on a short-term (less than twelve months) and long-term (twelve months or longer) basis will be dependent on several factors, including borrowings, equity issuances and dividends from CFS. Holdings requires liquidity for payment of dividends to shareholders, investment in international and other business ventures and debt service. While CFS has from time to time paid dividends to Holdings, currently no dividends are expected to be received by Holdings from CapMAC.

The Company's investment portfolio consists of both equity investments and high quality, intermediate-term taxable and tax-exempt securities to obtain an optimal portfolio mix of liquidity, quality, maturity and earnings. The average contractual maturity of securities within the investment portfolio was 6.1 years at June 30, 1997 and December 31, 1996. The average duration of the investment portfolio at June 30, 1997 and December 31, 1996 was 4.3 years. At June 30, 1997, the amortized cost of the Company's investment portfolio was approximately $356 million (fair value of $392.8 million). The foregoing discussion excludes equity investments. Holdings' equity investments include investments in P.T. ABS Finance Indonesia and CapMAC Asia as well as other equity investments which are not liquid such as investments in specialized finance companies in connection with its financial engineering activities. Holdings has also agreed to invest, if required, an additional amount of $4.9 million in CapMAC Asia.

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

The Company has no material commitments for capital expenditures, although it has the CapMAC Asia investment commitment referred to above. The total liquidity resources of the Company represented by its investment income, premiums, advisory fees and liquidity arrangements are, in management's opinion, adequate to meet the Company's cash needs.

In the second quarter of 1997, the Company issued 725,539 new shares of common stock in connection with the exercise and purchase of warrants. On April 24, 1997 the Company purchased all remaining outstanding warrants for its common stock. The warrants had given the holders the right to purchase approximately
1.5 million shares of common stock at a price of $13.33 per share. The number of shares issued to warrant holders in connection with the Company's purchase or exercise of warrants was based on the average closing price of the Company's common stock on each of the ten business days preceding and including the purchase or exercise date.

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

CapMAC has a conservative investment strategy of investing in U.S. government and agency obligations and securities that are rated "A" or better by the major rating agencies. CapMAC has readily marketable, high quality, fixed income securities and short-term investments in its investment portfolio. The average contractual maturity of securities within the investment portfolio was 6.7 years and 6.1 years at June 30, 1997 and December 31, 1996, respectively. The average duration of the investment portfolio at June 30, 1997 and December 31, 1996 was
4.7 years and 4.3 years, respectively. At June 30, 1997, the amortized cost of CapMAC's investment portfolio was approximately $324.2 million (fair value of $324.9 million). CapMAC manages its investments with the objectives of preserving its capital and claims-paying ability, maintaining a high level of liquidity, minimizing taxes and, within these constraints, optimizing long-term total return.

CapMAC has available a $150 million, standby corporate liquidity facility presently scheduled to terminate in June 12, 2000 which, if necessary, is available (subject to satisfaction of customary drawing conditions) to provide funds for any claims payments under its policies. The liquidity facility is provided by a consortium of banks headed by Bank of Montreal, as agent, which is rated A1+ and P1 by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc., respectively. As of June 30, 1997, CapMAC has never borrowed under this corporate liquidity facility.

Reinsurance arrangements provide a further source of liquidity to CapMAC. CapMAC actively pursues reinsurance as a means of diversifying and reducing risk, enhancing return on capital and adding underwriting capacity. In addition to its facultative and treaty reinsurance agreements, CapMAC has several "stop-loss" reinsurance treaties. Effective January 1, 1997 the stop-loss reinsurance coverage increased to $75 million in excess of incurred losses above $150 million. This coverage increases annually based on increases in CapMAC's statutory qualified capital. The stop-loss reinsurance is provided by Mitsui, Marine and Fire Insurance Co., Ltd. ("Mitsui"), AXA Re Finance S.A. ("AXA Re"), and Munchener Ruckversicherungs-Gesellschaft ("Munich Re"). At June 30, 1997, the majority of CapMAC's reinsurance capacity was held by reinsurers who were rated AA or better by S&P. CapMAC monitors the creditworthiness of all of its reinsurers on a regular basis.

At June 30, 1997, CapMAC had statutory qualified capital, which consisted of statutory capital, unassigned surplus and contingency reserves, of $271.6 million up from $260.2 million at December 31, 1996. CapMAC's policyholders' leverage ratio, which is measured by the ratio of net principal and interest insured to statutory qualified capital, was 95 to 1 at June 30, 1997 and 90 to 1 at December 31, 1996. These ratios were within aggregate limits permissible under New York State Financial Guaranty Law. CapMAC's claims-paying resources as defined by the Company (which includes statutory qualified capital, PFR and stop-loss reinsurance) stood at $593.6 million and $542.9 million at June 30, 1997 and December 31, 1996, respectively.

In early 1997, CapMAC made an investment of 50 million French francs (approximately 10 million U.S. dollars) in CapMAC Assurance, S.A., an insurance subsidiary to be established in Paris, France. CapMAC Assurance, S.A., is licensed to write financial guarantee insurance in the European Union member states.

CapMAC Financial Services. The primary sources of funds for CFS are payments by Holdings, CapMAC and CFS (Europe) under a service agreement (the "CFS Servicing Agreement") and the collection of advisory fees for providing advisory and structuring services to third parties. In addition, both CFS and CFS (Europe) generate earnings from their respective investment portfolios. At June 30, 1997, the amortized cost and fair value of the consolidated CFS portfolio was $12.4 million. The entire portfolio was highly liquid with maturities of less than one year. The primary use of the funds of CFS is to pay its operating expenses. All of the Company's personnel are employed by CFS. Under the CFS Servicing Agreement, CFS allocates expenses to Holdings, CapMAC and CFS (Europe) for services provided to these entities. It is intended that a portion of CFS' funds be used to pay dividends to Holdings in order that Holdings will have funds available to pay dividends and satisfy its obligations.

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

Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("Statement 128"). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, ("APB Opinion No. 15"), and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of earnings per share. It requires dual presentation of "basic earnings per share" and "diluted earnings per share" as defined. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period earnings per share data presented shall be restated to conform with Statement 128.

Under APB Opinion No. 15, the Company's primary and fully diluted earnings per share amounts are $0.52 and $0.47 per share for the three-month periods ended June 30, 1997 and 1996, respectively. The Company's primary earnings per share amounts are $0.81 and $1.04 per share for the six-month periods ended June 30, 1997 and 1996, respectively, and the fully diluted earnings per share amounts for the six-month periods ended June 30, 1997 and 1996 are $0.81 and $1.02 per share, respectively. The basic earnings per share amounts, as computed under Statement 128, are expected to be approximately $0.56 and $0.54 per share for the three-month periods ended June 30, 1997 and 1996, respectively and $0.89 and $1.18 per share for the six-month periods ended June 30, 1997 and 1996, respectively. The Company anticipates the adoption of Statement 128 will result in the presentation of diluted earnings per share amounts which will not materially differ from the fully diluted amounts previously presented under APB Opinion No. 15.

SFAS No. 130, Reporting Comprehensive Income, ("Statement 130") was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in a financial statement, it will not affect the Company's financial position or results of operations. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("Statement 131") was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under Statement 131, operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company is currently evaluating the segment information disclosure required by Statement 131.

PART II - OTHER INFORMATION

Items 1, 3 and 5 are omitted either because they are inapplicable or because the answer to such questions is negative.


Item 2.       Changes in Securities

On April 14, 1997, the Company notified holders of all of its remaining outstanding warrants for shares of common stock that it intended to exercise its option to purchase the warrants on April 24, 1997 and, in lieu of paying cash, to issue to the holders of the warrants shares of the Company's common stock. As set forth in the notice, the amount of common stock to be delivered to shareholders was to be determined by subtracting the aggregate exercise price of the warrants ($13.33 per share) from the aggregate Market Price of the common stock. The "Market Price" was to be determined on April 24, 1997 based on the rolling ten-day average price of the Company's common stock. Warrant holders had the option of (i) exercising their warrant by paying the exercise price of the warrant in cash ( a "cash exercise") and taking delivery of their shares before April 24, 1997, (ii) exercising their warrant via a cashless exercise, whereby the warrant holder receives shares of common stock determined by subtracting the exercise price of the warrant from the Market Price (the rolling ten-day average price for the preceding ten trading days) calculated from the date on which the warrant was tendered or (iii) waiting until April 24, 1997 and receiving shares of common stock from the Company based on the Market Price calculated from that date.


190,268 shares of the Company's common stock were issued in connection with the exercise of warrants during the second quarter of 1997 before the Company purchased the warrants on April 24, 1997. This includes all warrants exercised on or after April 1, 1997 but before the Company's purchase of the warrants on April 24, 1997, whether via a cash exercise or a cashless exercise. On April 24, 1997, the Company purchased the remaining warrants, and in lieu of cash, delivered to warrant holders an additional 535,271 shares of the Company's common stock. The Market Price of the Company's common stock calculated in connection with the Company's purchase of the warrants was $23.588. The aggregate number of additional shares of common stock issued by the Company in the second quarter of 1997 in connection with the exercise of warrants and the purchase by the Company of warrants was 725,539.

Because the exercise of the warrants by the holders and the Company's purchase of the warrants did not involve a public offering and were an exchange of securities where no commission was charged, the transactions were completed in reliance upon the exemptions set forth in Section 4(2) and 3(a)(9) of the Securities Act of 1933, as amended.

Item 4.       Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on May 7, 1997, and received the votes set forth below:

Proposal 1

The following directors were elected to serve on the Company's Board of Directors for three year terms expiring in 2000:

                                      Number of Votes Cast
                                     For               Withheld

George M. Jenkins               13,574,028              85,735
Robert Model                    13,562,445              97,318
Doren W. Russler                13,573,431              86,332
John T. Shea                    13,576,312              83,451
Richard C. Yancey               13,573,431              86,332

Proposal 2

The proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company and its subsidiaries for 1997 was adopted, with 13,581,059 votes in favor, 75,354 votes against and 3,350 votes abstaining.

Proposal 3

The proposal to amend the CapMAC Holdings Inc. 1995 Omnibus Stock Incentive Plan (the "Omnibus Plan") by (i) increasing by 1,500,000 shares the maximum number of shares of common stock available for grant under the Omnibus Plan and (ii) satisfying the requirements necessary for exemption from the deduction limitation under the final regulations issued under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to stock options and stock appreciation rights by limiting to 200,000 the number of shares which can be issued to any one individual in a single calendar year, was adopted, with 7,034,158 votes in favor, 5,469,804 votes against and 120,674 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits

        10.44 Seventh Amendment dated June 12, 1997 to Credit Agreement, dated June 25, 1992, among CapMAC, Bank of Montreal individually and as agent, and the banks from time to time party thereto.

        10.45    Promissory Note of C. Jackson Lester dated June 12, 1997.*

        11       Computation of Earnings Per Share

        27       Financial Data Schedule

        99 Additional Exhibits - Capital Markets Assurance Corporation Financial Statements

(b)     Reports on Form 8-K - No Reports on Form 8-K were filed in this quarter.


------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to item 14(c).

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CapMAC Holdings Inc.
                                   Registrant

     Date: August 13, 1997                    /s/ Paul V. Palmer
                                 Paul V. Palmer
                              Managing Director and
                             Chief Financial Officer


     Date: August 13, 1997                   /s/ Gerard Edward Murray
                                                 Gerard Edward Murray
                                                  Vice President and
                                   Controller
                                            (Principal Accounting Officer)

                                  Exhibit Index

                                                                     Page Number
                                                                   in Sequential
Exhibit No.                          Exhibit                         Number Copy


 10.44 Seventh Amendment dated June 12, 1997 to Credit Agreement, dated June 25, 1992, among CapMAC, Bank of Montreal individually and as agent, and the banks from time to time party thereto 23

 10.45   Promissory Note of C. Jackson Lester dated June 12, 1997*            28

 11      Computation of Earnings Per Share                                    30

 27      Financial Data Schedule                                              32

 99      Capital Markets Assurance Corporation Financial Statements           34

------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to item 14(c).

                                                                   Exhibit 10.44

                      Capital Markets Assurance Corporation
                      Seventh Amendment to Credit Agreement



To The Banks Party to the
June 25, 1992 Credit Agreement with
Capital Markets Assurance Corporation

Gentlemen:

      The undersigned, Capital Markets Assurance Corporation (the "Company") refers to the Credit Agreement dated as of June 25, 1992 as amended and currently in effect between the Company, Bank of Montreal individually and as agent and the Bank parties thereto (the "Credit Agreement"), capitalized terms used without definition below to have the meanings ascribed to them in the Credit Agreement. Upon satisfaction of the conditions precedent to effectiveness hereinafter set forth, this letter shall serve as an agreement between us as follows:

      1.  Amendments to Credit Agreement.

                  (a) Increase in the Commitment of Deutsche Bank.

      Effective on the Effective Date (as hereinafter defined) the Commitment of Deutsche Bank shall be increased to $65,000,000 (subject to any reductions thereafter made pursuant to the terms of the Credit Agreement).

                  (b) Deletion of Bank Nationale de Paris as a Bank.

      Effective on the Effective Date, Banque Nationale de Paris shall no longer be a Bank party to the Credit Agreement and, accordingly, shall no longer have any commitment or obligation to extend credit to the Company pursuant to the Credit Agreement.

                  (c) Extension of the Termination Date.

      The definition of the term "Termination Date" appearing in Section 7.1 of the Credit Agreement shall be amended by striking the date "June 12, 1999" therefrom and substituting the date "June 12, 2000" therefor.

      2.          Conditions Precedent to Effectiveness.

      The amendments herein provided for shall become effective on June 12, 1997 (the "Effective Date") provided that each of the following conditions precedent have then been satisfied:

                  (a) the Agent shall have received counterparts hereof which, taken together, bear the signatures of the Company and the Banks;

                  (b) the Agent shall have received a Certificate of the Secretary of the Company in the form annexed hereto as Exhibit A in sufficient counterparts for the Banks;

                  (c) the Agent shall have received for Deutsche Bank a Note in the amount of its Commitment as increased hereby such note to constitute a "Note" for all purposes of the Credit Agreement and all instruments and documents delivered pursuant thereto;

                  (d) if there are any Loans outstanding on the Effective Date and this Amendment has become effective, there shall as of such date be such nonratable borrowings and repayments made under the Credit Agreement as shall be necessary so that after giving effect thereto, the percentage of each Bank's Commitment which is in use is identical and all principal and interest owing Banque Nationale de Paris has been paid in full;

                  (e) Banque Nationale de Paris shall have been paid any accrued commitment fee owed it for the period to the Effective Date; and

                  (f) The representations and warranties contained in Section 3 of the Credit Agreement as amended hereby shall be true and correct as of the time the other conditions precedent to effectiveness hereinabove set forth have been satisfied and no Default or Event of Default shall have occurred and be continuing , the satisfaction by the Company of such other conditions precedent to constitute a representation from the Company to the foregoing effects, such representation to be deemed made in connection with the Credit Agreement.

      Promptly after this Seventh Amendment to Credit Agreement becomes effective Deutsche Bank shall return the Note now held by it to the Company marked "superseded" and (provided always that such Note has been in full) Banque Nationale de Paris shall return the Note held by it to the Company marked "cancelled" or "paid".

      3.          Miscellaneous.

      Except as specifically amended hereby all of the terms, conditions and provisions of the Credit Agreement shall stand and remain unchanged and in full force and effect. No reference to this Seventh Amendment to Credit Agreement need be made in any instrument or document at any time referring to the Credit Agreement, a reference to the Credit Agreement in any of such to be deemed to be a reference to the Credit Agreement as amended hereby. This Seventh Amendment to Credit Agreement shall be construed and determined in accordance with the laws of the State of New York. This Seventh Amendment to Credit Agreement may be executed in counterparts and by separate parties hereto on separate counterparts, each to constitute an original but all but one and the same instrument.

Dated as of this 12th day of June, 1997


                            CAPITAL MARKETS ASSURANCE
                                   CORPORATION

                           By /s/ Robert L. Nevin, Jr.
                              Its Managing Director


Accepted and agreed to as of the day and year last above written.

ADDRESS AND AMOUNT AND PERCENTAGE OF
     COMMITMENTS AFTER GIVING EFFECT TO AMENDMENT:

$65,000,000        43.33333%           DEUTSCHE BANK AG
                                       NEW YORK BRANCH AND/OR
                                       CAYMAN ISLANDS BRANCH


                                       By /s/ John S. McGill
                                          Its  Vice President


                                       By /s/ Louis Caltavuturo
                                          Its  Vice President

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
                                         and as Agent

                                       430 Park Avenue, 14th Floor
                                       New York, New York 10022
                                       Attn: Richard McClorey
                                       Telephone: (2120 605-1444
                                       Fax: (212) 605-1455

                                       By /s/ R.J. McClorey
                                          Its  Director

                                       Lending Office:
                                       Bank of Montreal
                                       115 South LaSalle Street
                                       Chicago, Illinois 60603
                          Attn: Manager-Loan Operations

$40,000,000        26.66667%           BANK OF AMERICA ILLINOIS
                                       231 South LaSalle Street
                                       Chicago, Illinois 60697
                                       ttn: Elizabeth Bishop
                                       Telephone: (312) 828-6550
                                       Fax: 312-987-0889


                                       By /s/ Elizabeth Bishop
                                          Its   Vice President


                                       Lending Office:
                                       Bank of America Illinois
                                       231 South LaSalle Street
                                       Chicago, Illinois 60697
                                       Attn: Elizabeth Bishop



$-0-               0%                  BANQUE NATIONALE DE PARIS


                                       By /s/ Nathalie Coulon
                                          Its   Vice President


                                        By /s/ Mark J. Daniel
                                          Its   Vice President

                                   Exhibit A
                         Certificate of the Secretary of
                      Capital Markets Assurance Corporation


The undersigned, Ram D. Wertheim, certifies that he is the duly elected, qualified and acting secretary of Capital Markets Assurance Corporation, a corporation duly organized and existing under the laws of the State of New York and that as such Secretary he is the keeper of the corporate records and seal of said corporation. The undersigned further certifies that the Resolutions of the Board of Directors of said Corporation attached as Exhibit A to the certificate of the undersigned dated June 25, 1992 and heretofore delivered to the Banks have not been rescinded or modified in any respect but still remain in full force and effect and that the persons named in such certificate as being the duly elected, qualified and acting incumbents of their respective offices remain the duly elected, qualified and acting incumbents of said offices. IN WITNESS WHEREOF, I have hereunto set my hand and affixed the corporate seal of said Corporation _______ day of _____________, 1997. (SEAL)
                            CAPITAL MARKETS ASSURANCE
                                                                     CORPORATION

                           Ram D. Wertheim, Secretary

                                                                   Exhibit 10.45

                                 PROMISSORY NOTE


$100,000                                                      New York, New York
                                                                   June 12, 1997

1. FOR VALUE RECEIVED, the undersigned, C. Jackson Lester (the "Borrower") , agrees to pay to the order of CapMAC Financial Services, Inc. (the "Lender") at 885 Third Avenue, New York, New York 10022 or such other place as may be designated by the Lender from time to time, in lawful money of the United States of America and in immediately available funds, the principal amount of One Hundred Thousand Dollars ($100,000) together with interest on the unpaid portion of such principal amount from the date hereof until due and payable (whether at the stated maturity thereof, by acceleration or otherwise) at the per annum rate equal to 7.00%.

2. Interest on this Note will be payable annually concurrently with the payment of an annual bonus to the Borrower and, if no bonus is paid to the Borrower in any calender year, then interest on this Note shall be payable by the Borrower on the last business day of such year. The Lender (or any affiliate of the Lender) shall be entitled to deduct from any bonus or other compensation payable to the Borrower the amount of interest due hereon that is not paid by the Borrower when due. Interest shall be calculated on the basis of a year of 365 days for the actual number of days elapsed.

3. The principal amount of this Note shall become payable in full on the earlier of (i) June 12, 2002, (ii) the date of the Borrower's Termination of Employment for reasons other than death or disability and (iii) 90 days after the date of the Borrower's Termination of Employment due to death or disability. As used herein, "Termination of Employment" shall mean any termination of employment, whether voluntary or involuntary and with or without cause, including death or permanent disability. This Note shall become due and payable (i) within five days after notice by the Lender to the Borrower of any default by the Borrower of the Borrower's obligations hereunder and (ii) immediately upon the filing by or against the Borrower of any bankruptcy petition for protection under the bankruptcy laws of United States or any state thereof.

4. The principal amount of this Note may be prepaid in whole or in part at any time.

5. Upon the maturity of this Note (whether at the stated maturity thereof, by acceleration or otherwise), the Lender (or any of its affiliates) shall be entitled to apply any amounts due (including, without limitation, any severance payments) by the Lender (or any affiliate of the Lender) to the Borrower to the payment of any accrued and unpaid interest and any outstanding principal of this Note and of any other Notes issued by the Borrower to the Lender under the CapMAC Financial Services Executive Loan Program (the "Loan Program") in the inverse order of the maturity of such Notes, and the Borrower shall be liable for the payment of any remaining accrued interest and unpaid principal of this Note and any such other Notes.

6. The Borrower hereby agrees that as long as any amount is outstanding under this Note, the Borrower shall (i) not pledge any of his stock in CapMAC Holdings Inc., including any stock issuable to the Borrower upon the exercise of any stock options ("Stock"), to secure any indebtedness or other payment obligation and (ii) apply the proceeds of the sale of any Stock to repay the unpaid principal amount of this Note and of any other Note issued by the Borrower under the Loan Program, such payment to be applied to repay such Notes in the order specified by the Borrower or, if the Borrower does not specify how such payment is to be applied, in the inverse order of the maturity of all Notes issued by the Borrower under the Loan Program.

7. If any payment on this Note becomes due and payable on a day other than a business day the maturity thereof shall be extended to the next succeeding business day, and with respect to payments of principal, interest thereon shall be payable at the then applicable rate during such extension.


IN WITNESS WHEREOF, the Borrower has duly executed and delivered this Note to the Lender


                            By: /s/ C. Jackson Lester
                                                               C. Jackson Lester

Accepted and Agreed:


CapMAC FINANCIAL SERVICES, INC.


By: /s/ Ram D. Wertheim
Title: Managing Director

                                                                   Exhibit 11a


                      CapMAC Holdings Inc. and Subsidiaries
                 Statement Re Computation of Per Share Earnings

                (Dollars in thousands, except Per Share Amounts)

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30                  June 30
                                                                  1997      1996         1997      1996
-----------------------------------------------------  ---- ----------  ------------ --------  --------
Modified Treasury Stock Method E.P.S. - Fully
Diluted
----------------------------------------------------------- ----------  ------------ --------  --------
Net income                                                $      9,267     8,335       14,679    18,235
-----------------------------------------------------  ---- ----------  ------------ --------  --------
Average number of common shares outstanding                     16,907    15,509       16,519    15,499
Assumed exercise of dilutive stock options                         894     2,242        1,398     2,242
-----------------------------------------------------  ---- ----------  ------------ --------  --------
   Fully diluted number of shares                               17,801    17,751       17,917    17,741
Earnings per share assuming full dilution                 $       0.52      0.47         0.81      1.03
-----------------------------------------------------  ---- ----------  ------------ --------  --------
Common stock equivalents                                         2,664     4,530        2,664     4,530
Proceeds from exercise of all equivalents                 $     51,228    65,223       51,228    65,223
Purchase of treasury stock                                       1,524     2,289        1,524     2,289
Market value per share                                    $      33.63     28.50        33.63     28.50
-----------------------------------------------------  ---- ----------  ------------ --------  --------

As of June 30, 1997 approximately 2,664,000 stock options had been granted and were outstanding. Based upon various exercise prices, the total consideration for the common stock equivalents will be approximately $51.2 million. Using the Modified Treasury Stock method, it is assumed that the proceeds from the exercised common stock equivalents would be used to purchase up to 20% of the outstanding shares using a market value of $33.63 per share for six months ended June 30, 1997. The dilution would be the equivalent of approximately 1,398,000 shares.

                                                                    Exhibit 11b


                      CapMAC Holdings Inc. and Subsidiaries
                 Statement Re Computation of Per Share Earnings

                (Dollars in thousands, except Per Share Amounts)


                                                              Three Months Ended      Six Months Ended
                                                                  June 30                 June 30
                                                               1997     1996         1997      1996
-----------------------------------------------------  ---- ----------  ----------- ---- ----------
Modified Treasury Stock Method E.P.S. - Primary
Net Income                                                $   9,267    8,335    $  14,679    18,235
-----------------------------------------------------  ---- -------  ----------- ---- -------- -----
Average number of common shares outstanding                  16,907   15,509       16,519    15,499
Assumed exercise of dilutive stock options                      989    2,159        1,519     2,020
-----------------------------------------------------  ---- -------  ----------- ---- -------- -----
     Fully diluted number of shares                          17,896   17,668       18,039    17,519
Earnings per share assuming full dilution                 $    0.52     0.47    $    0.81      1.04
-----------------------------------------------------  ---- -------  ----------- ---- -------- -----
Common stock equivalents                                      2,664    4,530        2,664     4,530
Proceeds from exercise of all equivalents                 $  51,228   65,223    $  51,228    65,223
Purchase of treasury stock                                    1,794    2,377          993     2,020
Average market value per share                            $   28.56    27.44    $   30.66     25.98
-----------------------------------------------------  ---- -------  ----------- ---- ----------  --
As of June 30, 1997  approximately  2,664,000 stock options had been granted and were outstanding.  Based upon various exercise prices,  the total  consideration for the common stock equivalents will be approximately $51.2 million.  Using the
Modified  Treasury  Stock  method,  it is  assumed  that the  proceeds  from the exercised  common stock  equivalents  would be used to purchase up to 20% of the outstanding  shares  using an average  market  value of $30.66 per share for six
months  ended  June  30,  1997.   The  dilution   would  be  the  equivalent  of
approximately 1,519,000 shares.
                                       31