Form 10-Q
period 1997-11-13
CAPMAC HOLDINGS INC
filed 1997-11-14
CIK 889906

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1997

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 31, 1997, 17,331,104 shares (net of treasury shares) of Common Stock, par value $0.01 per share of the Registrant were outstanding.


                               Page 1 of 31 Pages
                          Index to Exhibits on Page 22

CapMAC Holdings Inc. and Subsidiaries


INDEX

PART I   FINANCIAL INFORMATION                                            PAGE

Item 1.  Consolidated Financial Statements

    Consolidated Balance Sheets - September 30, 1997
    and December 31, 1996...................................................4

    Consolidated Statements of Income - three months ended and nine months ended September 30, 1997 and September 30, 1996..................5

    Consolidated Statements of Stockholders' Equity - nine months ended September 30, 1997................................................6

    Consolidated Statements of Cash Flows - nine months
    ended September 30, 1997 and September 30, 1996.........................7

    Notes to Consolidated Financial Statements..............................8

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................10


PART II    OTHER INFORMATION, AS APPLICABLE

Item 6.    Exhibits and Reports on Form 8-K.................................20

SIGNATURES..................................................................21

INDEX TO EXHIBITS...........................................................22


Part 1 -  Financial Information

Item 1 -  Financial Statements of CapMAC Holdings Inc. and Subsidiaries.
'

                      CapMAC HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                                   (Unaudited)

                     CapMAC Holdings Inc. and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                     ASSETS


                                                                       September 30,1997  December 31,1996
                                                                             (Unaudited)
Investments:
Bonds at fair value (amortized cost $332,595 at September 30, 1997
and $302,284 at December 31, 1996)                                          $    337,667           305,422
Short-term investments (at amortized cost which approximates fair
value)                                                                            37,219            33,752
Common stock                                                                         394                 -
Investment in affiliates                                                          35,673            34,886
   Total investments                                                             410,953           374,060
-------------------------------------------------------------------------------------------------------------
Cash                                                                               1,577               966
Accrued investment income                                                          4,097             3,847
Deferred acquisition costs                                                        51,137            45,380
Premiums receivable                                                                7,132             5,141
Prepaid reinsurance                                                               23,348            18,489
Current income taxes                                                                 782                 -
Other assets                                                                      14,894             9,351
   Total assets                                                             $    513,920           457,234
=============================================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Unearned premiums                                                           $     76,023            68,262
Reserve for losses and loss adjustment expenses                                   15,389            10,985
Ceded reinsurance                                                                  5,653             1,738
Accounts payable and other accrued expenses                                       24,421            15,274
Senior notes                                                                      15,000            15,000
Current income taxes                                                                   -             2,890
Deferred income taxes                                                             13,120             9,590
   Total liabilities                                                             149,606           123,739
-------------------------------------------------------------------------------------------------------------
Minority Interest                                                                 23,111            23,108
-------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock - $0.01 par value per share;  20,000,000
shares are authorized; none outstanding at September 30, 1997
and December 31, 1996                                                                  -                 -
Common  stock - $0.01 par value per share;  50,000,000  shares are  authorized; 17,331,189  and  16,425,324  shares issued
September 30, 1997, and December 31,1996; 17,331,104 and 16,425,274 shares
outstanding at September 30, 1997, and December 31, 1996                             173               164
Additional paid-in capital                                                       229,979           226,428
Unrealized appreciation (depreciation) on investments, net of tax                  3,254               (71)
Retained earnings                                                                112,438            89,310
Unallocated ESOP shares                                                           (4,550)           (5,430)
Cumulative translation adjustment, net of tax                                        (89)              (14)
Treasury stock                                                                        (2)                -
-------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                     341,203          310,387
-------------------------------------------------------------------------------------------------------------
   Total liabilities, minority interest, and stockholders' equity           $     513,920          457,234
=============================================================================================================

                 See accompanying notes to consolidated financial statements.

                     CapMAC Holdings Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30                    September 30
                                                       1997           1996            1997           1996
Revenues:
Direct premiums written                         $    22,345         17,206          57,525         49,983
Assumed premiums written                                225              8           1,141          1,032
Ceded premiums written                               (7,428)        (4,129)        (18,049)       (11,142)
------------------------------------------------------------------------------------------------------------
   Net premiums written                              15,142         13,085          40,617         39,873
(Increase) decrease in unearned
premiums                                             (1,663)        (3,042)         (2,903)       (11,014)
------------------------------------------------------------------------------------------------------------
   Net premiums earned                               13,479         10,043          37,714         28,859
Advisory and other fees                               7,268          5,750          17,941         21,327
Net investment income                                 5,179          4,485          15,589         12,404
Net realized capital (losses) gains                       -            (58)         (1,198)           110
Other income                                             26             53              74            160
------------------------------------------------------------------------------------------------------------
   Total revenues                                    25,952         20,273          70,120         62,860
------------------------------------------------------------------------------------------------------------
Expenses:
Losses and loss adjustment expenses                   1,528          1,248           4,404          3,432
Underwriting and operating expenses                   7,251          4,916          21,550         14,031
Policy acquisition costs                              2,372          2,126           7,425          6,249
Interest expense                                        300            300             902            902
------------------------------------------------------------------------------------------------------------
   Total expenses                                    11,451          8,590          34,281         24,614
------------------------------------------------------------------------------------------------------------
   Income before income taxes and
   minority interest                                 14,501         11,683          35,839         38,246
------------------------------------------------------------------------------------------------------------
Income Taxes:
Current income tax                                    2,953          3,758           9,936         10,877
Deferred income tax                                   2,301           (240)          1,845          1,414
   Total income taxes                                 5,254          3,518          11,781         12,291
------------------------------------------------------------------------------------------------------------
   Income before minority interest                    9,247          8,165          24,058         25,955
------------------------------------------------------------------------------------------------------------
   Minority interest                                    223             74              91            519
------------------------------------------------------------------------------------------------------------
   NET INCOME                                   $     9,470          8,239          24,149         26,474
============================================================================================================
Primary earnings per share                      $      0.53           0.46            1.34           1.51
Fully diluted earnings per share                $      0.53           0.46            1.34           1.47
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

                     CapMAC Holdings Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                             (Dollars in thousands)

                                                               Nine Months Ended
                                                              September 30, 1997
Common stock:
Balance at beginning of period                                       $      164
Common stock issued                                                           9
--------------------------------------------------------------------------------
   Balance at end of period                                                 173
--------------------------------------------------------------------------------
Additional paid-in capital:
Balance at beginning of period                                          226,428
Issuance of common stock                                                  3,551
--------------------------------------------------------------------------------
   Balance at end of period                                             229,979
--------------------------------------------------------------------------------
Unrealized appreciation (depreciation) on investments, net of tax:
Balance at beginning of period                                              (71)
Unrealized appreciation on investments                                    3,325
   Balance at end of period                                               3,254
--------------------------------------------------------------------------------
Retained earnings:
Balance at beginning of period                                           89,310
Net income                                                               24,149
Dividends declared - $.02 per share                                      (1,021)
   Balance at end of period                                             112,438
--------------------------------------------------------------------------------
Unallocated ESOP shares:
Balance at beginning of period                                           (5,430)
Allocation of ESOP shares                                                   880
   Balance at end of period                                              (4,550)
--------------------------------------------------------------------------------
Cumulative translation adjustment, net of tax:
Balance at beginning of period                                              (14)
Translation adjustment                                                      (75)
--------------------------------------------------------------------------------
   Balance at end of period                                                 (89)
--------------------------------------------------------------------------------
Treasury stock:
Balance at beginning of period                                                -
Treasury shares acquired                                                     (2)
--------------------------------------------------------------------------------
   Balance at end of period                                                  (2)
--------------------------------------------------------------------------------
   Total stockholders' equity                                        $  341,203
================================================================================

          See accompanying notes to consolidated financial statements.


                      CapMAC Holdings Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                          Nine Months Ended     Nine Months Ended
                                                         September 30, 1997    September 30, 1996
Cash flows from operating activities:
Net income                                                    $      24,149             26,474
-------------------------------------------------------------------------------------------------
Adjustments  to reconcile  net income to net cash
provided  (used) by operating activities:
   Reserve for losses and loss adjustment expenses                    4,404              3,054
   Unearned premiums, net                                             7,761             15,643
   Deferred acquisition costs                                        (5,757)            (7,188)
   Premiums receivable                                               (1,991)              (528)
   Accrued investment income                                           (250)              (468)
   Income taxes payable                                              (1,245)             1,298
   Net realized capital (gains) losses                                1,198               (110)
   Accounts payable and other accrued expenses                        9,147              8,055
   Prepaid reinsurance                                               (4,859)            (4,630)
   Other, net                                                        (2,914)            (5,520)
         Total adjustments                                            5,494              9,606
-------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                         29,643             36,080

Cash flows from investing activities:
Purchases of investments                                           (156,195)          (174,695)
Purchases of investments in affiliates                                    -             (3,333)
Proceeds from sale of investments                                    74,768             35,389
Proceeds from maturities of investments                              49,558            104,447
   Net cash used in investing activities                            (31,869)           (38,192)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Allocation of ESOP shares                                               880                801
Minority interest capital contribution to CapMAC Asia                     -              2,123
Dividends paid                                                       (1,021)              (960)
Exercise of stock options and warrants                                2,978                435
   Net cash provided by financing activities                          2,837              2,399
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                         611                287
Cash balance at beginning of period                                     966              1,033
   Cash balance at end of period                              $       1,577              1,320
=================================================================================================
Supplemental disclosures of cash flow information:
Income taxes paid                                             $      12,931             10,646
Interest paid                                                 $         564                564
Tax and loss bonds purchased                                  $         155                131
=================================================================================================

          See accompanying notes to consolidated financial statements.

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1997


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

     Holdings provides financial guaranty insurance, principally of asset-backed obligations, through CapMAC. CapMAC's claims paying ability is rated triple-A by Moody's Investor Service, Inc., Standard & Poor's Ratings Services, Duff and Phelps Credit Rating Co. and Nippon Investors Service, Inc., a Japanese rating agency. Holdings also provides advisory and structuring services in connection with asset-backed financings through CFS. On December 19, 1995 Holdings sold 2,500,000 new shares of its common stock in an initial public offering. On July 5, 1996, Holdings completed a secondary public offering by some of its stockholders of 3,737,500 shares of common stock. The Company did not receive any proceeds from the offering.

2.   Basis of Presentation

     The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The results of operations for the nine-months ended September 30, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited financial statements of CapMAC Holdings Inc. and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997.

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

                      CapMAC Holdings Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1997


     Under APB Opinion No. 15, the Company's primary and fully diluted earnings per share amounts are $0.53 and $0.46 per share for the three-month periods ended September 30, 1997 and 1996, respectively. The Company's primary earnings per share amounts are $1.34 and $1.51 per share for the nine-month periods ended September 30, 1997 and 1996, respectively, and the fully diluted earnings per share amounts for the nine-month periods ended September 30, 1997 and 1996 are $1.34 and $1.47 per share, respectively. The basic earnings per share amounts, as computed under Statement 128, are expected to be approximately $0.56 and $0.53 per share for the three-month periods ended September 30, 1997 and 1996, respectively and $1.45 and $1.70 per share for the nine-month periods ended September 30, 1997 and 1996, respectively. The Company anticipates the adoption of Statement 128 will result in the presentation of diluted earnings per share amounts which will not materially differ from the fully diluted amounts previously presented under APB Opinion No. 15.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

On November 14, 1997, CapMAC Holdings Inc. ("Holdings" or the "Company") entered into an agreement with MBIA, Inc. ("MBIA") to merge the two companies in a stock transaction. Under the agreement, shareholders of Holdings will receive MBIA stock equal to $35 for each share of Holdings stock. If MBIA's stock price falls below $53 per share, shareholders of Holdings will receive a fixed exchange ratio of 0.6604 shares of MBIA stock for each share of Holdings stock, and if MBIA's stock price rises above $70 per share, shareholders of Holdings will receive a fixed exchange ratio of 0.5000 shares of MBIA stock for each Holdings share. The fixed exchange ratio will be determined by the average closing price of MBIA's stock for 15 consecutive days, ending three days prior to the closing of the transaction.

It is anticipated that the merger will be structured as a tax-free exchange and accounted for as a "pooling of interests." The transaction, which is subject to regulatory approvals, approval by shareholders of Holdings and other customary conditions, is expected to be completed by the end of the first quarter of 1998.

Holdings,  a Delaware  corporation,  is the sole  stockholder of Capital Markets
Assurance Corporation ("CapMAC"), CapMAC Financial Services Inc. ("CFS"), and CapMAC Investment Management, Inc ("CIM"). CapMAC Assurance, S.A. is a subsidiary of CapMAC, and CapMAC Financial Services (Europe) Limited ("CFS (Europe)") is a subsidiary of CFS. The Company is also a lead investor in CapMAC Asia Ltd. ("CapMAC Asia").

Results of Operations

Quarter Ended September 30, 1997 versus Quarter Ended September 30, 1996

The Company reported net income of $9.5 million and primary and fully diluted earnings per share of $0.53 during the third quarter of 1997 representing an increase of 15% from net income of $8.2 million, or $0.46 per share on a primary and fully diluted basis, reported for the third quarter of 1996. Operating earnings, which the Company defines as net income less the effect of net realized gains and losses, were $9.5 million, or $0.53 per share, up from $8.3 million, or $0.46 per share, earned in the third quarter of 1996.

Total revenues during the third quarter of 1997 were $26.0 million, an increase of 28% from $20.3 million during the third quarter of 1996. This increase was primarily due to higher premiums earned, advisory and other fees and net investment income.

For the third quarter of 1997, gross premiums written were $22.6 million, an increase of 31% from $17.2 million for the same period in 1996. This increase was principally due to higher premiums written of $4.4 million from international transactions and $1.0 million from domestic consumer transactions. The amount of premiums ceded to reinsurers increased by 80% to $7.4 million during the third quarter of 1997 from $4.1 million in the third quarter of 1996. This was a result of upfront premiums collected and ceded for large international transactions during the third quarter of 1997 and premiums ceded for certain secondary market transactions closed in a prior period. Net premiums earned were $13.5 million for the third quarter of 1997, an increase of 35% from $10.0 million for the corresponding period in 1996.

CapMAC collects premiums primarily on an installment basis over the term of an insurance policy and, to a lesser extent, on a one-time, up-front basis at the time an insurance policy is issued. Due to the annuity nature of premium income, CapMAC has an embedded future revenue stream which will be collected and recognized as revenue not only in the year an insurance policy is issued, but over the full term such policy is outstanding. CapMAC reflects a relatively small portion of the expected future revenue on the business written in the current period as premium earnings in the same period. To measure the amount of business written in a period, the Company tracks the total estimated present value of future revenues ("PFR"), which includes premiums (net of ceded premiums) and ceding commission income expected to be contractually due to or to be earned by CapMAC in the future under outstanding policies. The amount of PFR generated in any given period is based on the weighted average life of the guarantees issued during the period and the net premium and ceding commissions expected to be earned with respect to such guarantees, whereas "gross par written" is based on the principal amount of guarantees issued and aggregate program limits with respect to commercial paper conduit transactions. Accordingly, an increase or decrease in PFR may not proportionately correspond with an increase or decrease in gross par written.

Business originated or renewed in the third quarter of 1997 was estimated to generate $39.5 million of PFR, an increase of 99% over the $19.8 million of PFR generated in the same period in 1996. This increase was due to higher net premium and ceding commissions primarily from certain international and consumer transactions partially offset by a decrease in net premium and ceding commissions from corporate transactions. Correspondingly, gross par written increased to $2.8 billion in the third quarter of 1997 from $2.2 billion in the third quarter of 1996, representing an increase of 30%. At September 30, 1997, CapMAC had 664 policies outstanding which are expected to generate $268.1 million of PFR, up approximately 15% from $232.7 million at December 31, 1996 relating to 607 policies outstanding at such date. The discount rate used for purposes of the PFR calculation was 7% for 1997 and 1996.

At September 30, 1997, net par insured and outstanding was $23.2 billion, up 18% from $19.7 billion at December 31, 1996. The remaining weighted average life of the insured portfolio was estimated to be 6.5 years at September 30, 1997 and
6.4 years at December 31, 1996.

Advisory and other fees increased 26% to $7.3 million in the third quarter of 1997 from $5.8 million in the third quarter of 1996. Advisory fees are generally received by CFS in relation to the closing of transactions which involve advisory and structuring services provided by CFS. Fees collected for such services amounted to $4.5 million in the third quarter of 1997, compared to $4.0 million in the third quarter of 1996. In addition to advisory fees, CFS also collects recurring fees payable on a monthly and quarterly basis ("other fees") primarily related to arranging for liquidity providers in transactions involving insurance of commercial paper ("liquidity facility fees"), providing financial technology to Mitsui Marine and Fire Insurance Co., Ltd. ("Mitsui Marine") under a cooperation agreement ("technology fees") and administering third-party owned and managed funding vehicles ("administrative fees"). The amount related to other fees was $2.8 million in the third quarter of 1997, compared to $1.8 million in the third quarter of 1996, primarily due to higher technology fees and administrative fees. Because advisory fees are generally earned upon the closing of certain transactions, the timing and number of transactions generating fees, as well as the amount of such fees, may result in significant fluctuations in revenues attributable to such fees from period to period.

Net investment income was $5.2 million and $4.5 million in the third quarter of 1997 and 1996, respectively. Average assets available for investment during the third quarter of 1997 increased to $363.3 million from $323.5 million during the third quarter of 1996. The average annualized pre-tax yield on the investment portfolio increased to 6.1% in the third quarter of 1997 from 5.8% in the third quarter of 1996 due to a higher interest rate environment. The average after-tax yield on the investment portfolio was 4.7% in both the third quarter of 1997 and 1996. The amount of tax-exempt securities held in the Company's investment portfolio decreased to 49% at September 30, 1997 from 58% at September 30, 1996.

There were no net capital gains realized for the third quarter of 1997 as compared to $0.06 million of net capital losses in the third quarter of 1996.

Total expenses were $11.5 million in the third quarter of 1997, an increase of 33% from $8.6 million in the third quarter of 1996. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

CapMAC maintains a reserve for losses and loss adjustment expenses which consists of a supplemental loss reserve ("SLR") and, if appropriate, a case basis loss reserve for expected levels of defaults resulting from credit failures on currently insured issues. The SLR is based on estimates of the portion of earned premiums required to cover those claims. A case basis loss reserve is established for insured obligations when, in the judgment of management, a default in the timely payment of debt service is imminent. For defaults considered temporary, a case basis loss reserve is established in an amount equal to the present value of the anticipated defaulted debt service payments over the expected period of default. If the default is judged not to be temporary, the present value of all remaining defaulted debt service payments is recorded as a case basis loss reserve. Anticipated salvage recoveries are considered in establishing case basis loss reserves when such amounts are reasonably estimable. Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses (in the form of additions to the SLR) were $1.5 million in the third quarter of 1997 compared to $1.2 million in the third quarter of 1996. Apart from additions to the SLR, the Company incurred no losses during the first nine months of 1997 and the year ended December 31, 1996.

Underwriting and operating expenses were $7.3 million in the third quarter of 1997, a 48% increase from $4.9 million in the first quarter of 1996. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by the deferral to future periods of certain costs related to CapMAC's acquisition of new business ("Deferred Acquisition Costs" or "DAC") and ceding commission income. Gross underwriting and operating expenses were $10.4 million and $9.5 million in the third quarter of 1997 and 1996, respectively. The increase in underwriting and operating expenses was due to increased operating costs. Staff and benefit-related expenses, including the accrual of discretionary bonuses to employees, constituted approximately 64% of gross underwriting and operating expenses in the third quarter of 1997 compared to 74% in the third quarter of 1996. The Company maintains a discretionary bonus plan under which annual bonuses are awarded to employees. For the three months ended September 30, 1997 and September 30, 1996, $0.6 million and $2.5 million were accrued, respectively, for payment of bonuses under such plan. Underwriting and operating expenses deferred by CapMAC were $3.2 million and $4.6 million in the third quarter of 1997 and 1996, respectively.

Policy acquisition costs represent the amortization of DAC, which are those expenses incurred by CapMAC in acquiring new business. The increase in policy acquisition costs to $2.4 million in the third quarter of 1997 from $2.1 million in the third quarter of 1996 related to the increase in premiums earned in the corresponding periods. Interest expense related to the senior debt was $0.3 million in the third quarter of 1997 and 1996.

In the third quarter of 1997 and 1996, the Company had net tax expense of $5.3 million and $3.5 million, respectively. The Company's effective tax rate was 35.4% and 29.8% for the third quarter of 1997 and 1996, respectively. During the third quarter of 1997 the effective tax rate was higher than the statutory tax rate of 35% as the Company was not able to utilize certain operating and capital losses it incurred. Additionally, tax exempt interest income as a percentage of earnings before taxes ("EBT") for the third quarter of 1997 was lower than the third quarter of 1996. The effective tax rate during the third quarter of 1996 was lower than the statutory tax rate of 35% primarily due to tax-exempt interest income from the Company's investment portfolio. In the third quarter of 1997, tax-exempt interest income of $2.4 million represented 16% of EBT compared to $2.5 million which represented 21% of EBT in the third quarter of the prior year.

Results of Operations

Nine Months Ended September 30, 1997 versus Nine Months Ended September 30, 1996

The Company reported net income of $24.1 million and primary and fully diluted earnings per share of $1.34 during the first nine months of 1997. Although the Company recorded growth in net premiums earned and business written during the first nine months of 1997, lower advisory fees and net realized capital losses recorded in the first quarter of 1997 resulted in a decline in net income of 9% from $26.5 million or $1.51 per share on a primary basis and $1.47 on a fully diluted basis in the first nine months of 1996. Operating earnings were $24.9 million, or $1.38 per share on a primary and fully diluted basis for the first nine months of 1997, down from $26.4 million, or $1.50 and $1.47 per share on a primary and fully diluted basis, respectively, earned in the first nine months of 1996. The decline in operating earnings was attributable to lower advisory fees earned during the first quarter of 1997.

Total revenues during the first nine months of 1997 were $70.1 million, an increase of 12% from $62.9 million during the first nine months of 1996. This increase was primarily due to higher premiums earned, net investment income and other fees partially offset by lower advisory fees.

For the first nine months of 1997, gross premiums written were $58.6 million as compared to $51.0 million for the same period in 1996. This increase was principally due to higher premiums written of $3.4 million from domestic consumer transactions, $2.7 million from international transactions, $2.0 million from corporate transactions, offset by lower premiums written with respect to municipal business of $0.5 million. However, because premiums ceded to reinsurers increased to $18.0 million during the first nine months of 1997 from $11.1 million in the first nine months of 1996, the net amount of premiums written, after giving effect to premiums ceded, was $40.6 million in the first nine months of 1997 as compared to $39.9 million for the first nine months of 1996. The increase in premiums ceded was a result of upfront premiums collected and ceded for large international transactions during the third quarter of 1997 and premiums ceded for certain secondary market transactions closed in a prior period. The amount of premiums ceded to reinsurers in 1996 was reduced in part because on January 1, 1996, CapMAC reassumed the liability for all policies previously reinsured by Winterthur Swiss Insurance Company ("Winterthur"), resulting in the reassumption by CapMAC of approximately $1.4 billion of principal insured by Winterthur as of December 31, 1995. In connection with this reassumption of liability, Winterthur commuted and returned $2.0 million of unearned premiums, net of ceding commission and Federal excise tax. Net premiums earned were $37.7 million for the first nine months of 1997, an increase of 31% from $28.9 million for the corresponding period in 1996.

Business originated or renewed in the first nine months of 1997 was estimated to generate $78.8 million of PFR, an increase of 35% over the same period in 1996 due to higher premiums earned and ceding commissions obtained primarily from corporate transactions and international transactions. Correspondingly, the amount of guarantees issued (gross par written) increased to $9.6 billion in the first nine months of 1997 from $7.2 billion in the first nine months of 1996, representing an increase of 33%.

Advisory and other fees decreased 16% to $17.9 million in the first nine months of 1997 from $21.3 million in the first nine months of 1996. Advisory fees amounted to $10.3 million in the first nine months of 1997, compared to $17.6 million in the first nine months of 1996. During the second quarter of 1997 advisory fees included $1.6 million paid in connection with the early termination of a transaction. Structured international transactions closed during the first quarter of 1996 contributed to the comparatively large amount of advisory fees collected during that period. Advisory fees related to international business were $6.4 million and $15.7 million in the first nine months of 1997 and 1996, respectively. In addition to advisory fees, CFS also collects recurring fees payable on a monthly and quarterly basis ("other fees") primarily related to arranging for liquidity providers in transactions involving insurance of commercial paper ("liquidity facility fees"), providing financial technology to Mitsui Marine under a cooperation agreement ("technology fee") and administering third-party owned and managed funding vehicles ("administrative fees"). The amount related to other fees was $7.7 million in the first nine months of 1997, compared to $3.7 million in the first nine months of 1996, primarily due to higher liquidity facility fees, technology fees and administrative fees. As advisory fees are generally earned upon the closing of certain transactions, the timing and number of transactions generating fees, as well as the amount of such fees, may result in significant fluctuations in revenues attributable to such fees from period to period.

Net investment income was $15.6 million in the first nine months of 1997 and $12.4 million for the corresponding period in 1996. Average assets available for investment increased to $351.0 million during the nine-month period ended
September 30, 1997 from $312.3 million during the nine-month period ended September 30, 1996. The average annualized pre-tax yield on the investment portfolio increased to 6.0% in the first nine months of 1997 from 5.7% in the first nine months of 1996. The average after-tax yield on the investment portfolio was 4.7% in the first nine months of 1997 and 4.6% in the corresponding period in 1996.

Net realized capital (losses) gains in the first nine months of 1997 and 1996 were ($1.2 million) and $0.1 million, respectively. In the first quarter of 1997, the Company recorded a pre-tax capital loss of $3.7 million (in addition to a $2.0 million loss realized in the fourth quarter of 1996) related to Holdings' investment in three derivatives products subsidiaries of The Mutual Life Assurance Company of Canada (such subsidiaries, the "TMG Group"). Holdings was committed to purchase common stock in TMG Group for approximately $11 million and fund its investment in TMG Group no later than February 27, 2000 at which time the commitment amount would have contractually increased to approximately $13 million. On July 8, 1997, Holdings sold its interest in the TMG Group at its March 31, 1997 carrying value of $5.5 million. As a result, no additional realized losses or gains were recognized in connection with the sale. Holdings has no remaining commitment to purchase stock in the TMG Group.

Total expenses were $34.3 million in the first nine months of 1997, an increase of 39% from $24.6 million in the first nine months of 1996. Total expenses included additions to the reserve for losses and loss adjustment expenses, underwriting and operating expenses, policy acquisition costs, and interest expense.

Corresponding to the growth in the insured portfolio, the losses and loss adjustment expenses (in the form of additions to the supplemental loss reserve) were $4.4 million in the first nine months of 1997 compared to $3.4 million in the first nine months of 1996.

Underwriting and operating expenses were $21.5 million in the first nine months of 1997, a 54% increase from $14.0 million in the first nine months of 1996. Underwriting and operating expenses consisted of gross underwriting and operating expenses, reduced by DAC and ceding commission income. Gross underwriting and operating expenses were $34.7 million and $27.5 million in the first nine months of 1997 and 1996, respectively. The increase in underwriting and operating expenses was due to increased compensation costs and other operating costs. Staff and benefit-related expenses, including the accrual of discretionary bonuses to employees, constituted approximately 69% of gross underwriting and operating expenses in the first nine months of 1997 compared to 74% in the first nine months of 1996. The Company maintains a discretionary bonus plan under which annual bonuses are awarded to employees. As of September 30, 1997 and 1996, $6.7 million and $7.4 million were accrued, respectively, for payment of bonuses under such plan. Underwriting and operating expenses deferred by CapMAC were $13.2 million and $13.4 million in the first nine months of 1997 and 1996, respectively.

The increase in policy acquisition costs to $7.4 million in the first nine months of 1997 from $6.2 million in the first nine months of 1996 corresponds to the increase in premiums earned in the corresponding periods. Interest expense related to the senior debt was $0.9 million in the first nine months of 1997 and 1996.

In the first nine months of 1997 and 1996, the Company had net tax expense of $11.8 million and $12.3 million, respectively. The Company's effective tax rate was 33% and 32% for the first nine months of 1997 and 1996, respectively. The effective tax rates during these periods were lower than the statutory tax rate of 35% in 1997 and 1996 primarily due to tax-exempt interest income. For the nine months ended September 30, 1997, tax-exempt interest income of $7.1 million represented 20% of EBT compared to $7.3 million representing 19% of EBT in the first nine months of the prior year.

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

The Company's investment portfolio consists of both equity investments and high quality, intermediate-term taxable and tax-exempt securities, and investment in subordinated tranches of collateralized bond obligations in connection with its financial engineering activities to obtain an optimal portfolio mix of liquidity, quality, maturity and earnings. The average contractual maturity of securities within the investment portfolio was 6.0 years at September 30, 1997 and 6.1 years at December 31, 1996. The average duration of the investment portfolio at September 30, 1997 and December 31, 1996 was 4.2 years and 4.3 years, respectively. At September 30, 1997, the amortized cost of the Company's investment portfolio was approximately $370.2 million (fair value of $375.3 million). The foregoing discussion excludes equity investments. Holdings' equity investments include investments in P.T. ABS Finance Indonesia and CapMAC Asia as well as other equity investments which are not liquid such as investments in specialized finance companies. Holdings has also agreed to invest, if required, an additional amount of $4.9 million in CapMAC Asia.

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

The Company has no material commitments for capital expenditures, except for the CapMAC Asia investment commitment referred to above. The total liquidity resources of the Company represented by its investment income, premiums, advisory fees and liquidity arrangements are, in management's opinion, adequate to meet the Company's cash needs.

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

As discussed in "General" above, the Company has signed an agreement to merge with MBIA, Inc. Any such merger, if consummated, is anticipated to increase the sources of liquidity available to the Company.

CapMAC. CapMAC's primary sources of funds are from premiums received and earnings from its investment portfolio. Currently CapMAC's primary use of funds is to pay operating expenses. In the event of a default by an issuer of an insured obligation which results in a claim on a CapMAC insurance policy, after exhaustion of other liquidity sources which may be available in the transaction, such as the cash flow from the collateral underlying such obligations, funds from CapMAC's investment portfolio may be required to satisfy claims. CapMAC generally insures asset-backed transactions which have been structured to address liquidity risks through, among other measures, the addition of other liquidity sources, such as banks, to transactions. The insurance policies issued by CapMAC provide, in general, that payment of principal, interest and other amounts insured by CapMAC may not be accelerated by the holder of the obligation but are paid by CapMAC in accordance with the obligation's original payment schedule or, at CapMAC's option, on an accelerated basis. These policy provisions prohibiting acceleration of certain claims are mandatory under
Article 69 of the New York Insurance Law and serve to reduce CapMAC's liquidity requirements.

CapMAC has a conservative investment strategy of investing in U.S. government and agency obligations and securities that are rated "A" or better by the major rating agencies. CapMAC has readily marketable, high quality, fixed income securities and short-term investments in its investment portfolio. The average contractual maturity of securities within the investment portfolio was 6.3 years and 6.1 years at September 30, 1997 and December 31, 1996, respectively. The average duration of the investment portfolio at September 30, 1997 and December 31, 1996 was 4.5 years and 4.3 years, respectively. At September 30, 1997, the amortized cost of CapMAC's investment portfolio was approximately $344.2 million (fair value of $349.2 million). CapMAC manages its investments with the objectives of preserving its capital and claims-paying ability, maintaining a high level of liquidity, minimizing taxes and, within these constraints, optimizing long-term total return.

CapMAC has available a $150 million, standby corporate liquidity facility presently scheduled to terminate in June 12, 2000 which, if necessary, is available (subject to satisfaction of customary drawing conditions) to provide funds for any claims payments under its policies. The liquidity facility is provided by a consortium of banks headed by Bank of Montreal, as agent, which is rated A1+ and P1 by Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc., respectively. As of September 30, 1997, CapMAC has never borrowed under this corporate liquidity facility.

Reinsurance arrangements provide a further source of liquidity to CapMAC. CapMAC actively pursues reinsurance as a means of diversifying and reducing risk, enhancing return on capital and adding underwriting capacity. In addition to its facultative and treaty reinsurance agreements, CapMAC has several "stop-loss" reinsurance treaties. Effective January 1, 1997 the stop-loss reinsurance coverage increased to $75 million in excess of incurred losses above $150 million. This coverage increases annually based on increases in CapMAC's statutory qualified capital. The stop-loss reinsurance is provided by Mitsui, Marine and Fire Insurance Co., Ltd. ("Mitsui"), AXA Re Finance S.A. ("AXA Re"), and Munchener

Ruckversicherungs-Gesellschaft ("Munich Re"). At September 30, 1997, the majority of CapMAC's reinsurance capacity was held by reinsurers who were rated AA or better by S&P. CapMAC monitors the creditworthiness of all of its reinsurers on a regular basis.

At September 30, 1997, CapMAC had statutory qualified capital, which consisted of statutory capital, unassigned surplus and contingency reserves, of $278.6 million up from $260.2 million at December 31, 1996. CapMAC's policyholders' leverage ratio, which is measured by the ratio of net principal and interest insured to statutory qualified capital, was 98 to 1 at September 30, 1997 and 90 to 1 at December 31, 1996. These ratios were within aggregate limits permissible under New York State Financial Guaranty Law. CapMAC's claims-paying resources as defined by the Company (which includes statutory qualified capital, PFR and stop-loss reinsurance) stood at $621.7 million and $542.9 million at September 30, 1997 and December 31, 1996, respectively.

In early 1997, CapMAC made an investment of 50 million French francs (approximately 10 million U.S. dollars) in CapMAC Assurance, S.A. an insurance subsidiary established in Paris, France. CapMAC Assurance, S.A., is licensed to write financial guarantee insurance in the European Union member states. In the third quarter of 1997, CapMAC Assurance, S.A. closed its first transaction.

CapMAC Financial Services. The primary sources of funds for CFS are payments by Holdings, CapMAC and CFS (Europe) under a service agreement (the "CFS Servicing Agreement") and the collection of advisory fees for providing advisory and structuring services to third parties. In addition, both CFS and CFS (Europe) generate earnings from their respective investment portfolios. At September 30, 1997, the amortized cost and fair value of the consolidated CFS portfolio was $10.6 million. The entire portfolio was highly liquid with maturities of less than one year. The primary use of the funds of CFS is to pay its operating expenses. All of the Company's personnel (except employees of CIM) are employed by CFS. Under the CFS Servicing Agreement, CFS allocates expenses to Holdings, CapMAC and CFS (Europe) for services provided to these entities. It is intended that a portion of CFS' funds be used to pay dividends to Holdings in order that Holdings will have funds available to pay dividends and satisfy its obligations.

CapMAC Investment Management. CIM is a registered investment advisor and has been formed for the purpose of establishing investment funds and providing investment advice regarding asset-backed structures, mortgage-backed securities, foreign and domestic fixed income and equity securities and certain other securities based on the investment objectives of its clients. CIM has been initially capitalized with approximately $2 million and has commenced operations in the first quarter of 1997. At September 30, 1997, CIM had approximately $151 million of assets under management. CIM generates revenues through fees charged for assets under management.

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

Under APB Opinion No. 15, the Company's primary and fully diluted earnings per share amounts are $0.53 and $0.46 per share for the nine-month periods ended September 30, 1997 and 1996, respectively. The Company's primary earnings per share amounts are $1.34 and $1.51 per share for the nine-month periods ended September 30, 1997 and 1996, respectively, and the fully diluted earnings per share amounts for the nine-month periods ended September 30, 1997 and 1996 are $1.34 and $1.47 per share, respectively. The basic earnings per share amounts, as computed under Statement 128, are expected to be approximately $0.56 and $0.53 per share for the three-month periods ended September 30, 1997 and 1996, respectively, and $1.45 and $1.70 per share for the nine-month periods ended September 30, 1997 and 1996, respectively. The Company anticipates the adoption of Statement 128 will result in the presentation of diluted earnings per share amounts which will not materially differ from the fully diluted amounts previously presented under APB Opinion No. 15.

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

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("Statement 131") was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under Statement 131, operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company is currently evaluating the segment information disclosures required by Statement 131.

PART II - OTHER INFORMATION

     Items 1 through 5 are omitted either because they are inapplicable or because the answer to such questions is negative.

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





                                              CapMAC Holdings Inc.
                                                   Registrant


Date: November 14, 1997                      /s/ Paul V. Palmer
                                                 Paul V. Palmer
                                             Managing Director and
                                            Chief Financial Officer


Date: November 14, 1997                      /s/ Gerard Edward Murray
                                              Gerard Edward Murray
                                           Senior Vice President and
                                                   Controller
                                         (Principal Accounting Officer)

                                  Exhibit Index

                                                                    Page Number
                                                                   in Sequential
Exhibit No.                             Exhibit                     Number Copy


 11     Computation of Earnings Per Share                                    23

 27     Financial Data Schedule                                              25

 99     Capital Markets Assurance Corporation Financial Statements           26

                                                                     Exhibit 11a

                      CapMAC Holdings Inc. and Subsidiaries
                 Statement Re Computation of Per Share Earnings

                (Dollars in thousands, except Per Share Amounts)


                                                        Three Months Ended       Nine Months Ended
                                                           September 30            September 30
                                                          1997      1996           1997      1996
E.P.S. - Fully Diluted
---------------------------------------------------- ---------- ------------  ----------  --------
Net Income                                             $  9,470    8,240        $ 24,149    26,474
---------------------------------------------------- ---------- ------------  ----------  --------
Average number of common shares outstanding              16,977   15,627          16,672    15,548
Assumed exercise of dilutive stock options                  975    2,420           1,304     2,421
   Fully diluted number of shares                        17,952   18,047          17,976    17,969
Earnings per share assuming full dilution              $    .53      .46        $   1.34      1.47
---------------------------------------------------- ---------- ------------  ----------  --------
Common stock equivalents                                  2,080    4,319           2,080     4,319
Proceeds from exercise of all equivalents              $ 32,137   62,897        $ 32,137    62,897
Purchase of treasury stock                                  995    1,899             995     1,899
Market value per share                                 $ 32.313    33.13        $ 32.313     33.13
---------------------------------------------------- ---------- ------------  ----------  --------

As of September 30, 1997 approximately 2,080,000 dilutive stock options had been granted and were  outstanding.  Based upon various  exercise  prices,  the total consideration  for the common  stock  equivalents  will be  approximately  $32.1 million.  Using the Treasury Stock Method,  it is assumed that the proceeds from the exercised  common stock  equivalents  would be used to purchase  outstanding shares using a market value of $32.31 per share for nine months ended  September
30, 1997. The dilution would be the equivalent of approximately  975,000 shares.
The Treasury  Stock Method is used to calculate EPS for periods during 1997, the
Modified  Treasury  Method is used for EPS  calculation  during periods in 1996.

                                                                     Exhibit 11b
                      CapMAC Holdings Inc. and Subsidiaries
                 Statement Re Computation of Per Share Earnings

                (Dollars in thousands, except Per Share Amounts)


                                                          Three Months Ended      Nine Months Ended
                                                            September 30            September 30
                                                           1997      1996           1997       1996
E.P.S. - Primary
----------------------------------------------------- ----------  ------------ ----------  ---------
Net Income                                              $  9,470     8,240       $ 24,149     26,474
----------------------------------------------------- ----------  ------------ ----------  ---------
Average number of common shares outstanding               16,977    15,627         16,672     15,548
Assumed exercise of dilutive stock options                 1,017     2,216          1,374      2,015
----------------------------------------------------- ----------  ------------ ----------  ---------
   Fully diluted number of shares                         17,994    17,843         18,406     17,563
Earnings per share assuming full dilution               $    .53       .46       $   1.34       1.51
----------------------------------------------------- ----------  ------------ ----------  ---------
Common stock equivalents                                   2,080     4,319          2,080      4,319
Proceeds from exercise of all equivalents               $ 32,137    62,897       $ 32,167     62,897
Purchase of treasury stock                                 1,061     2,103          1,063      2,304
Average market value per share                          $  30.30     29.91       $  30.22      27.30
----------------------------------------------------- ----------  ------------ ----------  ---------

As of September 30, 1997 approximately 2,080,000 dilutive stock options had been granted and were  outstanding.  Based upon various  exercise  prices,  the total consideration  for the common  stock  equivalents  will be  approximately  $32.1 million.  Using the Treasury Stock Method,  it is assumed that the proceeds from the exercised  common stock  equivalents  would be used to purchase  outstanding shares  using an average  market value of $30.30 per share for nine months ended
September  30,  1997.  The dilution  would be the  equivalent  of  approximately
2,080,000 shares. The Treasury Stock Method is used to calculate EPS for periods during 1997, the Modified  Treasury  Method is used for EPS  calculation  during periods in 1996.

                                       24